Form 10QSB
period 1997-09-30
ATLANTIC INTEGRATED HEALTH INC
filed 1997-11-13
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                       Commission file number 333-05826-A

[ ] TRANSITION REPORT UNDER SECTION 13 OR 16(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ___________ To _______________.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED
        (Exact name of small business issuer as specified in its charter)

     North Carolina                                         56-1966823
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)


                               825 Kennedy Avenue
                         New Bern, North Carolina 28560
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (919) 514-0057
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X](1)

(1)      The Registrant has not been subject to filing requirements under
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                  Class                        Outstanding as of October 6, 1997
                  -----                        ---------------------------------

   Primary Class, $1.00 par value                           272,500
   Referral Class, $1.00 par value                          242,000
   Nonprofit Class, nonvoting, $1.00 par value                2,500

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                                 Balance Sheets


ASSETS                                                            September 30,    December 31,
                                                                      1997             1996
                                                                   ---------         ---------
                                                                  (Unaudited)         (Note)
Cash ......................................................        $ 107,037         $  51,208
Accounts receivable .......................................           43,190                 0
Prepaid expenses ..........................................            8,183                 0
                                                                   ---------         ---------
                 Total current assets .....................          158,410            51,208
Investment ................................................            1,000                 0
Office equipment, net .....................................           10,576             3,001
Deferred costs ............................................           18,247            21,669
                                                                   ---------         ---------
Total Assets ..............................................        $ 188,233         $  75,878
                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities - Accounts payable ....................        $  28,435         $  78,253
                                                                   ---------         ---------
Stockholders' equity:
    Common stock - $1 par value-
       Primary class, authorized 1,000,000 shares; 272,500
           and 140,000 shares issued and outstanding in
           1997 and 1996, respectively ....................          272,500           162,500
       Referral class, authorized 1,800,000 shares; 242,000
           and 26,000 shares issued and outstanding in
           1997 and 1996, respectively ....................          242,000            26,000
       Nonprofit class, nonvoting, authorized 200,000
           shares; 2,500 shares issued and outstanding in
           1997 and 1996, respectively ....................            2,500             2,500
    Additional paid-in capital ............................           74,000            74,000
    Syndication costs .....................................          (95,000)          (75,000)
    Stock subscription and shareholder notes receivable ...          (70,590)          (18,375)
    Accumulated deficit ...................................         (265,622)         (174,000)
                                                                   ---------         ---------
Total stockholders' equity (deficit) ......................          159,788            (2,375)
                                                                   ---------         ---------
Total liabilities and stockholders' equity (deficit) ......          188,223         $  75,878
                                                                   =========         =========


Note: The balance sheet as of December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

                       See notes to financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                            Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        1997              1996             1997             1996
                                                     ---------         ---------        ---------         ---------

Revenue .....................................        $  43,856         $  16,500        $ 245,480         $  16,500
                                                     ---------         ---------        ---------         ---------
Expenses:
    Consulting fees .........................           25,444                 0           98,826            34,821
    Salaries and wages ......................           62,587                 0          192,191            22,000
    Relocation expenses .....................                0                 0                0             8,013
    Recruiting and education ................              380                 0            5,009             7,346
    Office expense and other ................           11,355             1,650           32,113            16,298
    Rent ....................................            1,441             1,200            3,900             2,800

    Depreciation and amortization ...........            1,756               167            5,063               167
                                                     ---------         ---------        ---------         ---------
                 Total expenses .............          102,963             3,017          337,102            91,445
                                                     ---------         ---------        ---------         ---------
Net income (loss) ...........................        $ (59,107)           13,483          (91,622)          (74,945)
                                                     =========         =========        =========         =========
Net income (loss) per share .................             (.11)              .09             (.24)             (.78)
Weighted average number of shares outstanding          517,000           143,500          375,694            95,500


                       See notes to financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                            Statements of Cash Flows
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          1996             1997
                                                                                       ---------         ---------
Cash flows from operating activities:
    Net loss ..................................................................        $ (74,945)        $ (91,622)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization .......................................              167             5,063
          Increase in accounts receivable .....................................          (54,638)          (43,190)
          Increase in prepaid expenses ........................................                0            (8,183)
          Increase in other assets ............................................           (2,282)                0
          Noncash contributions of capital ....................................           24,800                 0
          Increase (decrease) in accounts payable .............................           17,784           (69,818)
                                                                                       ---------         ---------
                 Net cash used in operating activities ........................          (89,114)         (207,750)
                                                                                       ---------         ---------

Cash flows from investing activities:
    Purchase of office equipment ..............................................           (3,334)           (9,206)
    Purchase of investment ....................................................                0            (1,000)
    Payment of organization costs .............................................           (5,045)                0
                                                                                       ---------         ---------
                 Net cash used in investing activities ........................           (8,380)          (10,206)
                                                                                       ---------         ---------

Cash flows provided by financing activities: ..................................          126,500           261,410
    Proceeds from issuance of common stock
    Collection of stock subscription receivable ...............................                0            12,375
                                                                                       ---------         ---------
                 Net cash provided by financing activities ....................          126,500           273,785
                                                                                       ---------         ---------

Net increase in cash ..........................................................           29,006            55,829
Cash, beginning of period .....................................................            3,786            51,208
                                                                                       ---------         ---------
Cash, end of period ...........................................................        $  32,792         $ 107,037
                                                                                       =========         =========
Supplemental disclosure:
    Syndication costs financed through accounts payable .......................        $       0         $  20,000
    Write-off of subscriptions receivable .....................................                0             6,000
    Common stock issued in exchange for notes .................................                0            70,590
                                                                                       =========         =========


                                        See notes to financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED
                                   FORM 10-QSB
                               SEPTEMBER 30, 1997

                    Notes to Financial Statements (Unaudited)

1.       INTERIM FINANCIAL INFORMATION


         In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Atlantic Integrated Health Incorporated as of September 30, 1997 and 1996, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

         These unaudited interim financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

2.       INVESTMENT


         In January 1997, the Company, in conjunction with Kanawha Insurance Company ("Kanawha"), formed The Beacon Company ("Beacon"). The Company and Kanawha each contributed $1,000 of capital to Beacon; and as a result, each owns 50% of Beacon. The Company anticipates that Beacon will market and sell health care services and related employee benefit products, primarily in eastern North Carolina. Management expects that this company will begin operations in 1998.

3.       STATEMENT OF OPERATIONS


         On May 23, 1996, the Company entered into a Memorandum of Understanding ("MOU") with several other eastern North Carolina based providers. The purpose of the MOU was to develop a business plan for the development and operation of a management services organization. Pursuant to the provisions of the MOU, the Company performed extensive services and incurred other direct costs during the third quarter of 1996. As a result, the statement of operations for the three months ended September 30, 1996 and 1997 are not comparable because the Company's expenditures during this time period were reimbursed by the project.

4.       NET INCOME (LOSS) PER SHARE


         Net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period.

5.       EXTENSION OF STOCK OFFERING


         On September 22, 1997, the Company filed a Post Effective Amendment No. 2 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on July 28, 1997. The Securities and Exchange Commission declared the Post Effective Amendment No. 2 effective on September 30, 1997. During the initial offering period from December 30, 1996 through July 28, 1997, the Company sold an aggregate of 116,000 Primary Class Common Shares and 216,000 Referral Class Common Shares. The minimum number of shares was sold by May 29, 1997 and, therefore, all proceeds from such shares were released from an escrow account at Centura Bank and distributed to the Company. The Company anticipates that it will continue to offer shares of its capital stock under the Post Effective Amendment No. 2 until April 28, 1998.

ITEM 2.  PLAN OF OPERATION

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

         The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Financial Statements and the related notes thereto.

         The Company is an independent, physician owned and governed, integrated medical practice group network, organized to provide administrative services to participating physicians and medical practice groups. The Company was incorporated on December 5, 1994 and since its inception, has focused its efforts and expended contributed funds on securing additional capital, expanding its network of physicians and medical practice groups, exploring integration models, hiring a Chief Operating Officer and retaining legal counsel and other consultants. The goal of these efforts is to develop a community-based, integrated, health care delivery system whose mission is to provide quality, cost-effective health care.

         The Company is in the development stage and is in the process of integrating, economically and clinically, physicians now practicing primarily in single specialty practice groups into a larger multi-specialty network of physicians and medical practice groups. The Company has initiated efforts to develop with certain hospitals and other health care providers a mutually acceptable business plan for the joint provision of administrative services and greater coordination of the delivery of health care services. No such mutually acceptable business plan has yet been developed, and to date the Company has not entered into any arrangements for such joint provision of administrative services or greater coordination of the delivery of health care services.

         During the next year, the Company intends to take steps toward achieving this goal by (i) expanding its existing network of physicians and medical practice groups; (ii) creating alliances with other strategic providers and payors; (iii) furnishing medical management and other managed care services to payors; and (iv) providing integrated administrative services to participating physicians and medical practice groups. In order to accomplish these objectives, the Company is using the proceeds from its current offering and administrative fees received from participating physicians and medical practice groups to continue development activities, managed care contracting, and provided administrative services to participating providers. While the Company does not anticipate any purchase or sale of plant or any significant equipment, the Company does anticipate the addition of personnel as the business of the Company develops. The number of new employees added to the Company will vary with the speed and scope of success in negotiating provider contracts with buyers of health care services and in recruiting participating providers.

         The Company expects to continue to develop its operations during the remainder of 1997 and 1998. Although management of the Company is confident that employers, insurance carriers, HMOs and other buyers of health care services are interested in accessing the Company's network and health plan management services, management finds it difficult to forecast when exactly the Company's operations will become profitable. Management believes that the Company's profitability is largely dependent upon several factors, including (i) access to additional capital; (ii) the number of contracts and long-term relationships with insurance carriers, managed care health plans and other buyers of health care services the Company is able to negotiate and enter into; and (iii) changing market conditions.

         Throughout 1997, the Company has engaged in negotiations with several insurance carriers and HMOs seeking to access the Company's network and health plan management services. In addition, the Company has met directly with the management of major regional employers and their employee benefits consultants to discuss the Company's network and health plan management services. Although no assurance can be given, the Company believes that it will continue to generate income from access and management fees paid to the Company from insurance carriers, HMOs and other buyers of health care services.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         During the nine months ended September 30, 1997, the Company issued an aggregate of 116,000 Primary Class Common Shares and 216,000 Referral Class Common Shares. These shares were issued and sold under the Company's Registration Statement on Form SB-2, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  --------

                  Exhibit
                  Number                    Description
                  ------                    -----------

                   27.1                     Financial Data Schedule (electronic
                                            filing only)

         (b)      Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the quarter ending September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ATLANTIC INTEGRATED
November 11, 1997          HEALTH INCORPORATED


                           By: /s/  J. Philip Mahaney Jr., M.D.
                                    J. Philip Mahaney, Jr., M.D.
                                    President and Chief Executive Officer
                                    (principal executive officer)


                           By: /s/  Stephen W. Nuckolls
                                    Stephen W. Nuckolls
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit Number            Description                        Location

    27.1            Financial Data Schedule       Filed herewith electronically