Form 10KSB40
period 1997-12-31
ATLANTIC INTEGRATED HEALTH INC
filed 1998-03-30
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________________ to _____________________.

                          COMMISSION FILE NO.: 333-5827
                              --------------------



                     ATLANTIC INTEGRATED HEALTH INCORPORATED
                 (Name of small business issuer in its charter)

               NORTH CAROLINA                                    56-1966823
      (State or other jurisdiction of                           (IRS Employer
       incorporation or organization)                        Identification No.)

825 KENNEDY AVENUE, NEW BERN, NORTH CAROLINA                        28560
  (Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (919) 514-0057

      Securities registered under Section 12(b) of the Exchange Act: NONE.

      Securities registered under Section 12(g) of the Exchange Act: NONE.
                                               --------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $286,751

     As of March 13, 1998, 296,500 Primary Class Common Shares, 290,000 Referral Class Common Shares and 2,500 Nonprofit Class Nonvoting Common Shares of the Registrant were deemed outstanding, and the aggregate market value of the issued and outstanding capital stock of the Registrant, excluding outstanding shares beneficially owned by directors and executive officers, was approximately $515,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Atlantic Integrated Health Incorporated (the "Company" or "Atlantic") was incorporated as a business corporation on December 5, 1994 under the name "Atlantic Primary Care, Inc." Atlantic is in the process of integrating, economically and clinically, physicians practicing primarily in single-specialty medical practice groups into a larger multi-specialty network of physicians and medical practice groups. Atlantic is organized as an independent, physician-owned and governed integrated medical practice group network. Physicians participating in Atlantic's network provide primary and referral specialty health care services to managed care health plan enrollees and other patients. Atlantic seeks to improve the clinical performance and efficiencies of individual physician and medical practice group operations by centralizing specific administrative and purchasing functions and introducing management tools, such as clinical pathways, utilization review and outcomes measurement.

         As of March 13, 1998, Atlantic had entered into Medical Services Provider Agreements covering over 360 physicians located in 16 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of March 13, 1998, Atlantic through its subsidiary, The Beacon Company ("Beacon"), had entered into Facility Participation Agreements with three hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic, through Beacon, to work with local hospitals on joint contracting opportunities.

         Atlantic derives its revenues from two main sources. The first is fees paid by employers, managed care health plans such as HMOs, and other third-party payors to access its integrated provider network and the other administrative and consulting services. The second is fees generated from providing administrative, group purchasing and other services to participating physicians.

         Atlantic's strategy is to continue to develop a multi-specialty Integrated Medical Group Network in Eastern North Carolina. In each targeted community Atlantic plans to affiliate with local physicians who provide a variety of medical specialty services. To implement its strategy, Atlantic intends to pursue: (i) growth in its existing community markets; (ii) expansion into new community markets through affiliation with physician medical practice groups or existing provider networks; (iii) creation of contract relationships with hospitals, HMOs, and other third-party payors in the community market areas; (iv) use of management information systems and electronic data interchange; and (v) management activities to increase the efficiency of and reduce costs associated with the operation of Atlantic's regional network.

         In January 1997, Atlantic entered into a business development agreement with Kanawha Insurance Co. ("Kanawha") to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. The parties intend to market the health plans under the name, "Lighthouse Health Plans." In connection with the business development agreement, Atlantic and Kanawha formed a joint venture corporation named The Beacon Company. In January 1997, Atlantic and Kanawha each purchased 1,000 shares of common stock, $1.00 par value, of Beacon. The parties, however, have tentatively agreed that Atlantic will repurchase all of the 1,000 shares purchased by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible debenture in the principal amount of $90,000. The parties anticipate that the debenture will be payable in 5 years, bear interest at 6% and be convertible into 4% of Beacon's outstanding common stock if Beacon either defaults on the debenture or completes a public offering of any of its capital stock.

         Under the terms of the proposed agreement among Kanawha, Atlantic and Beacon, Beacon will receive a certain percentage of the total premiums collected by Kanawha to fund claim payments and to cover specific administrative expenses. The remaining percentage of total premiums collected will be retained by Kanawha to perform certain management services and maintenance of its health maintenance organization licenses. Kanawha will serve as the ultimate guarantor of all claims liabilities. Providers will be paid based on a discounted fee schedule with incentive risk pools. As of March 13, 1998, definitive written agreements among Atlantic, Kanawha and Beacon in connection with the purchase by Atlantic of 1,000 shares of Beacon common stock held by Kanawha and the splitting of premiums between Beacon and Kanawha had not been finalized.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which Atlantic registered for offer and sale under the federal securities laws
(i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. As of March 13, 1998, Atlantic had sold an aggregate of 24,000 Primary Class Common Shares, 48,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Post-Effective Amendment No. 2 was declared effective on September 30, 1997 and an aggregate of 140,000 Primary Class Common Shares, 264,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996.

         The net proceeds from Atlantic's Offering have been used for working capital. Up to $500,000 of the net proceeds of the Offering may be used, as determined in the sole discretion of the Board of Directors, to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan. No assurance can be provided, however, that the Board of Directors will determine to undertake any such study or to proceed with any such organization or affiliate company organization and operation.

MISSION

         The shareholders of Atlantic share the common vision that Atlantic is to be a physician-owned and governed network of medical practice groups. Atlantic's mission is to integrate, economically and clinically, physicians now practicing primarily in single-specialty medical practice groups into a larger multi-specialty group Integrated Medical Group Network to:

         * integrate and coordinate multi-specialty patient care beginning at the local community level;

         * improve the access, quality and cost effectiveness of health care services delivered through the development of new health care service delivery products that are competitive and responsive to the changing requirements and opportunities of the marketplace;

         * develop and implement network administrative, operating and information systems required to improve the delivery of health care services and patient outcomes;

         * negotiate managed care (capitation, percentage of premium, and other permitted risk sharing) health plan contracts and contracts with other buyers of health care services; and

         * develop the capability to provide additional ancillary services and generate additional efficiencies in the delivery of outpatient services.

         To accomplish its mission, Atlantic is seeking well-defined, long-term relationships with health plans and other buyers of health care services which share its vision and commitment to influencing changes in the health care delivery system that are positive for patients and helpful to health care providers. Atlantic contemplates developing working relationships with hospitals and other health care providers in its geographic service region of Eastern North Carolina, providing physicians the maximum flexibility to provide patients with the best possible care.

INDUSTRY

         Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care. As markets evolve from traditional fee-for-service medicine to managed care, HMOs and health care providers confront market pressures to provide high quality health care in a cost-effective manner. Employer groups have begun to bargain collectively in an effort to reduce premiums and to bring about greater accountability of HMOs and providers with respect to accessibility, choice of provider, quality of care and other indicators of consumer satisfaction. The focus on cost-containment has placed small to mid-sized physician groups and solo practices at a disadvantage because they typically have higher operating costs and little purchasing power with suppliers; they often lack and do not have the capital to purchase new technologies that can improve quality and reduce costs; and they do not have the cost accounting and quality management systems necessary for entry into sophisticated risk-sharing contracts with payors.

         Industry experts expect the health care delivery system to evolve into a system in which the primary care physician, often part of a multi-specialty group or network, is a key leader in managing and directing health care expenditures. As a result of these developments, primary care physicians have increasingly become the conduit for the delivery of medical care by acting as "case managers" and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. By contracting directly with payors, organizations that have both primary care and referral physician leadership are able to reduce the administrative overhead expenses incurred by HMOs and insurers and thereby reduce the cost of delivering health care services.

         As a result of the trends toward increased HMO enrollment and physician membership in medical practice groups, health care providers have sought to reorganize themselves into integrated health care delivery systems that are better suited to the managed care environment. Some physician groups and networks are joining with hospitals and other institutional providers in various ways to create vertically integrated delivery systems which provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These health care delivery systems contract with HMOs to provide hospital and medical services to enrollees under full risk contracts, through which providers assume the obligation of providing both the professional and institutional components of covered health care services to the HMO enrollees.

         In order to compete effectively in this emerging environment, physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services through the acceptance of a global capitation. Moreover, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations, such as physician practice management companies and networks like Atlantic, which offer experienced, innovative management, management information systems and capital resources.

         Many payors and their intermediaries, including governmental entities and HMOs, are increasingly looking to network providers of physician services to develop and maintain quality outcomes, management programs and patient care data. In addition, such payors and intermediaries seek to share the risk of providing health care services through capitation arrangements which provide for fixed payments for patient care over a specified period of time. While the acceptance of greater responsibility and risk provides the opportunity to retain and enhance market share and operate at a higher level of profitability, medical practice groups and independent physicians have determined that the acceptance of capitation carries with it significant requirements for infrastructure, information systems, capital, network resources and financial and medical management. Physicians increasingly are turning to organizations such as Atlantic to provide the resources necessary to function effectively in a managed care environment.

BUSINESS STRATEGY

         Atlantic's strategy focuses on business activities in four principal areas:

         1. FORMING A REGIONAL PHYSICIAN NETWORK.

         Management of Atlantic believes that the majority of health care services will continue to be delivered at the local community level in the future, particularly primary medical care in rural regions, such as Eastern North Carolina. Based on its experience and discussions with buyers of health care services, management of Atlantic believes that the purchase of health care services by HMOs and other buyers of health care services will increasingly be accomplished through contracts with regional networks of physicians and other providers; and thus demand by HMOs and other buyers of health care services will grow rapidly for a regional, high quality physician network in Eastern North Carolina that is capable of sharing risk. Atlantic continues to meet this market demand by selectively contracting with physicians in communities throughout Eastern North Carolina. As of March 13, 1998, Atlantic had entered into Medical Services Provider Agreements covering over 360 physicians located in 16 counties of Eastern North Carolina. Each participating physician is credentialed through an established process that meets and/or exceeds National Commission for Quality Assurance ("NCQA") guidelines. The Medical Services Provider Agreement, entered into by all medical practice groups participating in Atlantic, requires participating physicians to follow specific administrative and clinical policies and procedures adopted by Atlantic's Board of Directors.

         2. DEVELOPING STRATEGIC ALLIANCES.

         Atlantic believes that developing strategic relationships with hospitals, other health care providers and insurance carriers, such as HMOs, improves the delivery of health care services and patient care. Atlantic continues to actively pursue the development of such relationships.

         Atlantic's current and proposed agreements with hospital and other providers strive to enhance the quality and efficiency of care to patients and provide an integrated and coordinated continuum of care. Consistent with this goal, Atlantic's current agreements with hospitals and other providers feature discounted fee for service formulas. As Atlantic attempts to position itself within a managed care market, Atlantic's proposed agreements with hospitals and other providers will feature reimbursement formulas that align financial and clinical incentives between physicians, hospitals, and other providers to best meet patient care needs. As Atlantic physicians share permitted financial risk, hospitals and other providers will be placed at risk for those aspects of health care delivery that they most directly influence or control. As of March 13, 1998, Atlantic, through its subsidiary, Beacon, had entered into Facility Participation Agreements with three hospitals in Eastern North Carolina.

         Atlantic continues its efforts to negotiate provider agreements with managed care health plans and insurance companies desiring to do business in Eastern North Carolina. Also, Atlantic continues to develop agreements with managed care organizations or third party administrators, to facilitate the offering of services by Atlantic medical practice groups to large partially and fully self-insured employers.

         Atlantic is currently in the process of finalizing an agreement with Kanawha and Beacon. Under the terms of the proposed agreement among Kanawha, Atlantic and Beacon, Beacon will receive a certain percentage of the total premiums collected by Kanawha to fund claim payments and to cover specific administrative expenses. The remaining percentage of total premiums collected will be retained by Kanawha to perform certain management services and maintenance of its health maintenance organization licenses. Kanawha will serve as the ultimate guarantor of all claims liabilities. Providers will be paid based on a discounted fee schedule with incentive risk pools. As of March 13, 1998, no definitive written agreement among Atlantic, Kanawha and Beacon had been finalized, and no assurance can be given that the parties will enter into a definitive agreement.

         Affiliated physicians are required to honor the terms and conditions of contracts entered into by Atlantic and approved by respective medical practice groups of such physicians. However, Atlantic does not prejudice individual participating physicians or medical practice groups from entering into direct agreements with managed care health plans, insurance companies or other buyers of health care services. The standard Medical Services Provider Agreement does provide, however, that Atlantic shall have the exclusive right, for a period of 180 days to negotiate a new Network/Buyer Agreement with certain buyers of health care services designated by Atlantic. In the event that Atlantic does not enter into a Network/Buyer Agreement with a designated buyer of health care services within 180 days, the affiliated physicians have the right to contract with any buyer of health care services, regardless of whether or not Atlantic has contracted with a particular plan.

         The expectation is that through relationships with managed care health plans and other buyers of health care services, Atlantic physicians will devote greater resources to ensuring the wellness of patients, provide better quality and cost-effective patient care and become more competitive in the health care marketplace. As a result, it is anticipated that the overall cost of providing care will be contained, rendering both Atlantic and the participating providers more appealing to managed care health plans, other buyers of health care services, and medical consumers.

         3. SEEKING IMPROVEMENTS IN HEALTH CARE SERVICE DELIVERY AND OUTCOMES.

         Atlantic is organized as a multi-specialty Integrated Medical Group Network. The integration of the medical group practices and physicians creates significant potential to enhance the quality and cost-effectiveness of care provided to patients served by the network. One of Atlantic's goals is to accomplish such integration through the systematic sharing of information, coordination of care and such activities as the development and application of clinical pathways and outcome measurements. Atlantic believes that information technology is important to the growth of its integrated health care delivery system and that the availability of detailed clinical data is fundamental to quality control and cost containment.

         Atlantic is monitoring the current developments in information and telecommunications systems that will be able to link the central office of Atlantic with the offices of certain participating physicians and medical practice groups via the internet or other electronic means to facilitate the collection and analysis of clinical and administrative data and the potential development of a comprehensive health care database. The database is to combine information about the cost and utilization of health care services rendered to patients of the network. The information technology being monitored is designed to permit immediate verification of the eligibility of patients for service under various managed care health plans. The cost of linking Atlantic with the offices of certain participating physicians and medical practice groups through information and telecommunications systems will not result in any significant charges to Atlantic and will likely cost participating physicians and medical practice groups monthly fees; the exact amount of such fees will be dependent upon the type of services desired by each physician and medical practice group.

         Through analysis of data and appropriate sharing of pertinent information with physicians, hospitals, patients, managed care plans and buyers of health care services, Atlantic physicians should be able to reduce the risk of providing unnecessary and inappropriate care. Equally important, these systems and enhanced communications among providers, patients and purchasers, will improve efforts to deliver quality service in a cost-effective manner and document continuous improvements in health care service delivery and outcomes. The information Atlantic desires to store in a database should allow participating physicians systematically to develop and utilize clinical pathways and outcome measurements and to address other quality-of-care issues. Although management of Atlantic views this strategy as important, it realizes that this strategy is a long-term goal and not one that management believes will be achieved in the near future.

         4. ENHANCING THE MANAGEMENT AND PERFORMANCE OF PARTICIPATING PRACTICES.

         Atlantic continues to expand the number of shared management services it offers to participating physicians. While Atlantic expects that participating physicians will continue to employ and directly supervise the various clinical, reception, medical records and other support personnel required at each office site, Atlantic believes that many other administrative-management services may be provided more efficiently and on a cost-effective basis through centralized resources in the network office.

         To this end, Atlantic has developed and formed group purchasing program whereby groups may acquire frequently utilized goods and services. Atlantic's main programs include professional liability insurance, medical supplies, reference laboratory services, telecommunications services and compliance with Occupational Safety and Health Administration ("OSHA") training. Atlantic continues to issue requests-for-proposals for office supplies and other business services and information systems. Atlantic also continues to expand its consulting services to medical practice groups and physicians. These services include physician recruitment, establishment of cross coverage arrangements and creating a medical practice, opening a new office, or combining or merging practices.

         In conjunction with its strategic planning efforts, Atlantic may determine that it would be advantageous from a marketing and/or service standpoint to sponsor the establishment of strategically located care centers or physician offices in locations which would help attract new customers and patients, or provide enhanced access to services for existing patients. As appropriate, Atlantic will undertake to facilitate efforts by the affiliated medical practices to recruit and hire physicians directly to staff such sites.

MEDICAL SERVICES PROVIDER AGREEMENTS, STRUCTURE AND OWNERSHIP AND MANAGEMENT

         MEDICAL SERVICES PROVIDER AGREEMENTS: Affiliated medical practice groups and physicians are linked to Atlantic and each other through Medical Services Provider Agreements. Atlantic contracts with the physicians and the affiliated medical practice groups for the provision of medical services and the allocation of revenues and expenses and, in turn, contracts with managed care health plans and insurance companies for marketing and enrollment services. These agreements obligate Atlantic to allocate revenues among participating physicians and medical practice groups in accordance with agreed upon formulae and obligate the physicians and medical practice groups to provide medical services and share certain risks of covering the costs of health care services provided. In addition, the Medical Services Provider Agreements may require participating physicians and medical practice groups to participate in an administrative fee assessment program.

         STRUCTURE AND OWNERSHIP: Atlantic is a North Carolina business corporation organized to provide administrative services only and not to provide medical services. Atlantic is owned by medical practice groups and physicians who, directly or indirectly, enter into Medical Services Provider Agreements with and become shareholders of Atlantic. A diagram of the structure and ownership of Atlantic and its relationships with buyers of health care services and participating physicians and medical practice groups is set forth below:

MEDICAL PRACTICE GROUP/                     HEALTH PLANS
PHYSICIAN SHAREHOLDERS                      OTHER BUYERS OF HEALTH CARE SERVICES

        \                                      /  -Permitted Risk Sharing and
         \                                    /    Non-Risk Sharing Provider
          \                                  /     Agreements
           \                                /
            \                              /

                 -------------------------------------------
                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                 - Physician Board of Directors
                 - Physician Officers
                 - Lay Chief Operating Officer
                 - Lay Chief Financial Officer
                 - Committees
                 - Administrative Staff
                 - Management Information System
                 -------------------------------------------
                         /              \
                        /                \
                       /                  \
                      /                    \
                                            \
Non-Exclusive Medical Services               \
Provider Agreement                            \
                                               \
                /                               \
               /                                 \
              /                                   \
-----------------------------               -----------------------
MEDICAL GROUP/PHYSICIAN                     MEDICAL GROUP/PHYSICIAN
- Own property and equipment                -----------------------
- Employ Support Staff
-----------------------------
          |
          |
          |       - Employment Agreement
          |

     Physician



         Atlantic is owned by participating medical practice groups and physicians, as depicted in the upper left corner of the diagram, and such shareholders have elected the members of the Board of Directors, all of whom are physicians. As depicted in the center box of the diagram, the officers of the corporation are physicians, although the Chief Operating Officer and Chief Financial Officer of Atlantic are lay persons experienced in the operation of medical practice groups and managed care systems.

         The Board of Directors intends to establish a number of committees that are to be advisory committees of the Board of Directors and oversee and recommend policies and procedures concerning matters of general management, finance, marketing, contracting, continuous quality improvement, utilization management and management information systems. The members of such committees will be primarily physicians who are participants in the Atlantic network, although other physicians and lay persons may also be designated members of the committees.

         Atlantic will negotiate and enter into agreements on behalf of participating physicians and medical practice groups with health plans and other buyers of health care services, as depicted in the upper right corner of the diagram. Such health care services will be provided by participating physicians and medical practice groups and their respective physicians and other licensed professionals. The terms and provisions for the rendering of the health care services, payment for such services, and the sharing, by the participating physicians and medical practice groups, of the risk of covering the costs of providing such health care services are included in the Medical Services Provider Agreements, as depicted in the lower left corner of the diagram. Physicians' employment relationships with their respective medical practice groups will be maintained. The numbers of participating physicians, their medical specialties and geographic locations, are determined by the Board of Directors of Atlantic.

         The structure and ownership of Atlantic have been designed to avoid Atlantic and the participating medical practice groups being deemed an "affiliated service group," as defined under the Internal Revenue Code. The Board of Directors has structured Atlantic to avoid such "affiliated service group" designation and to enable participating medical practice groups to continue their existing qualified pension and profit sharing plans without any adverse tax consequences. The Board of Directors believes that Atlantic and the participating medical practice groups will not be an "affiliated service group" because (a) Atlantic is organized as a business corporation; (b) Atlantic's business is limited to providing administrative services (and will not constitute practicing medicine); and (c) no individual physician is permitted to own 5% or more of the outstanding capital stock of Atlantic. No assurance can be provided, however, that the Internal Revenue Service or another regulatory agency will not take the position that Atlantic, as it is structured, owned and operated from time to time, will be an "affiliated service group."

         MANAGEMENT: Because of the complex array of business activities that Atlantic pursues, Atlantic has undertaken to retain qualified management personnel and professional advisors to carry out the day-to-day work of managing the network. The central network office is supervised by the Chief Operating Officer and Chief Financial Officer who were selected by and are accountable to the Board of Directors. Atlantic staff supports the Board of Directors and its committees; facilitates strategic planning regarding the growth and development of network services; manages shared practice management services provided or available to affiliated physicians; assists the network in its efforts to obtain and manage risk contracts with managed care health plans and other buyers of health care services; and is responsible for developing management systems, including pro forma financial schedules to facilitate the monitoring of revenues and expenditures incurred by the network.

         In addition to the Chief Operating Officer and Chief Financial Officer, Atlantic, as its grows in size and function, will develop its own staff with experience in such areas as finance, marketing, health services/provider relations and management information systems. The number and type of staff employed or retained will evolve based on the size of the network, number of enrollees and patients served and complexity of planning or management challenges.

         Atlantic is still developing its business operations. As a result, Atlantic contracts with consultants to assure that the array of experience and expertise necessary to expand the network successfully is readily available. Atlantic requires the on-going advice of attorneys, certified public accountants and consulting actuaries.

PHYSICIAN SELECTION AND CREDENTIALING

         To become a participating Atlantic physician, each physician must complete the credentialing process which meets or exceeds guidelines promulgated by the NCQA. Credentialing criteria have been developed to assure the inclusion of desired numbers of physicians, as identified by specialty and geographic location, within the network; the compilation of information concerning the cost and quality of services rendered by respective physicians; and the confirmation by applicants of their willingness to adhere to policies and procedures adopted by Atlantic's Board of Directors. Each participating physician is required to complete successfully the credentialing process of Atlantic.

         Atlantic has contracted with National Provider Credentialing Service, a Virginia corporation, to accomplish primary source verification and electronically catalogue the information contained on each physician's credentialing application. Atlantic commenced its credentialing program in July 1996.

PHYSICIAN REIMBURSEMENT, PHYSICIAN PAYMENTS, RISK MANAGEMENT

         The Medical Services Provider Agreement entered into by each physician and medical practice group participating in the Atlantic network is structured to provide that: (i) participating physicians and medical practice groups render required and appropriate medical services to designated patients; (ii) payment for such medical services is to be made to participating physicians and medical practice groups through programs determined by the Board of Directors; and (iii) Atlantic coordinates and manages such provision of medical services, payment for the medical services and the sharing of certain risk by the participating physicians and medical practice groups related to the cost of providing the required and appropriate medical services. Designation of primary care physicians as "case managers" to coordinate patient care will vary depending on the terms of the contracts entered into with buyers of health care services.

         Atlantic has worked with and will continue to engage a professional actuarial firm to work with the Board of Directors to develop common fee schedules for the Atlantic network and to determine appropriate allocation of capitation. In the event participating physicians and medical practice groups are paid on a fee-for-service basis, Atlantic will endeavor to utilize a common fee schedule and, as permitted and appropriate, will develop provisions for holding back a portion of the fees paid to participating physicians and medical practice groups in a contingency reserve fund. As determined by Atlantic's Board of Directors and the terms and conditions of specific managed care health plan contracts, a scheduled, periodic accounting of managed care health plan expenses will be completed. The monetary amounts "held back" will be returned to the participating physicians and medical practice groups to the extent that the operating results permit. If a surplus still remains after all amounts held back during the year from payments otherwise due physicians have been returned, such surplus will be allocated among participating physicians in accordance with criteria determined by the Board of Directors.

         The allocation of administrative assessments, revenues, sharing of risk, operating reserve deficits or other reimbursement/compensation limitations described herein may vary among medical practice groups and individual providers within a medical practice group.

THE ATLANTIC MEDICAL MANAGEMENT INFORMATION SYSTEM

         Atlantic continues to evaluate information systems to provide interactive health services and management information as described below. Atlantic's management objective is to provide participating physicians with access to appropriate data as patient care is rendered and evaluated. It is contemplated that Atlantic and participating medical practice groups will be linked electronically and that information will be delivered and shared through electronic data interchange ("EDI"). No target date has been established for implementation of an EDI system within the Atlantic network.

         The functions of core information systems selected are to include e-mail, accounting applications, on-line verification of eligibility, database collection and reporting, management of contracts, claims processing and payment, referral authorization and statistical reporting. Atlantic and/or medical practice groups will retain ownership of all data, information and reports generated by and through the use of the information systems.

ADMINISTRATIVE FEE ASSESSMENT PROGRAM

         The Medical Services Provider Agreement entered into by each participating physician or medical practice group provides that Atlantic, in its sole discretion and by determination of the Board of Directors, may require the participating physicians and medical practice groups to provide financial support to help defray Atlantic's operating expenses. Consistent with this provision, Atlantic has the authority to bill the participating physicians and medical practice groups or retain from revenues paid to Atlantic administrative and management fees that are equal to 3% of the "net revenues" of Atlantic, as defined in the Medical Services Providers Agreement. In addition, upon execution of the Medical Services Provider Agreement, participating physicians and medical practice groups who are referral specialists may be required to pay to Atlantic an initial administrative and management fee up to $3,000 per referral physician.

COMPETITION

         The health care market is extremely competitive and undergoing rapid change. Atlantic and its affiliated physicians and medical practice groups compete with individual physicians and medical practice groups, HMOs, PPOs, physician-hospital organizations, integrated delivery systems and physician practice management companies. Many of Atlantic's competitors are significantly larger and have substantially greater capital resources than Atlantic. Atlantic believes that the principal competitive factors that will affect its ability to contract with health plans and other buyers of health care services include achievement of cost efficiencies through integrated operations, satisfaction of the needs of target purchasers and achievement of superior customer/patient satisfaction.

GOVERNMENT REGULATION

         Various state and federal laws regulate the relationships among providers for the provision of physician and other health care services, and as a business in the health care industry, Atlantic is subject to these laws and regulations. Management of Atlantic believes its operations are in material compliance with applicable laws; however, Atlantic has not received any legal opinion from counsel or any advisory opinions from regulators that its operations are in material compliance with applicable laws. Many aspects of Atlantic's business operations have not been the subject of state or federal regulatory interpretation. Moreover, as a result of Atlantic's providing both physician practice management services and medical support services, Atlantic may be the subject of more stringent review by the regulatory authorities. There can be no assurance that a review of Atlantic's or the affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect the operations of Atlantic or the affiliated physicians and medical practice groups. Moreover, no assurance can be provided that new and more restrictive state or federal laws and regulations will not be enacted or adopted.

         The laws of many states prohibit business corporations such as Atlantic from practicing medicine or employing physicians to practice medicine. Although the State of North Carolina does not expressly prohibit the corporate practice of medicine, it does require all persons practicing medicine to be licensed. Atlantic performs only non-medical administrative services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians with whom it contracts. Accordingly, Atlantic believes that it is not in violation of applicable state laws relating to the corporate practice of medicine. However, the laws in most states, including the State of North Carolina, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation; therefore, no assurances can be given that Atlantic's activities will be found to be in compliance, if challenged.

         Federal and state laws regulate the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the soliciting or receiving, or the offering or payment of remuneration, either directly or indirectly, in return for or to induce a referral of items or services for Medicare and Medicaid patients. Federal and state statutes impose restrictions on physician referrals of designated health services to entities with which the physician has a financial relationship. These laws and applicable regulations also regulate the submission of claims for the reimbursement of physician services, or for services incident to those services, provided under federal health care programs that are false or fraudulent. Violations of these laws may result in substantial civil and criminal penalties, including civil monetary penalties, exclusion from the participation in the Medicare and Medicaid programs, loss of licensure to practice medicine and other penalties. Such exclusion and penalties, if applied to Atlantic's affiliated medical practice groups, could have an adverse effect on Atlantic.

         Recently adopted health insurance reform legislation included important changes in federal laws regulating fraud and abuse. Statutory provisions establishing criminal penalties, both fines and imprisonment, for intentionally fraudulent activity in the provision of health services was included. Claims for reimbursement that are improperly processed and submitted to federal programs that result in inappropriately obtained reimbursement can result in civil penalties. Moreover, persons who have an ownership interest or serve as officers or managing employees of entities that are convicted or excluded from participation for filing false or fraudulent claims, would also be subject to exclusion and civil penalties for each day the individual maintains that interest. Finally, remuneration between organizations and entities, which provide services to Medicare or Medicaid beneficiaries and have a written risk sharing agreement are exempted under Medicare and Medicaid statutes that prohibit the payment or remuneration to induce or obtain referrals. These statutes, if applied to Atlantic and its affiliated medical practice groups, could have a material adverse effect on Atlantic.

         Certain provisions of state and federal statutes, commonly referred to as the "Anti-kickback Laws," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. The Anti-kickback Laws are broad in scope and have been broadly interpreted by courts in many jurisdictions. Read literally, the statutes place at risk many otherwise legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials.

         The federal government has published several final and proposed regulations for the creation of certain "safe harbors" from prosecution under the federal Anti-kickback Law, but some of Atlantic's operations do not satisfy the requirements for any of the "safe harbor" exemptions. Management of Atlantic believes, however, that in the conduct of its contemplated business operations Atlantic will not be in a position to make or influence the referral of patients for goods or services and that such business operations will not constitute or generate any violation of state or federal Anti-kickback Laws. To the extent Atlantic is deemed by state or federal authorities to be a separate provider of health care services, making referrals to or receiving referrals from physicians or medical practice groups through its Non-Exclusive Medical Provider Agreements, the financial arrangement under such agreements could be subject to scrutiny and prosecution under the anti-kickback laws. Violation of the Anti-kickback Laws is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties, including excluding violators from participation in Medicare or state health programs, and other criminal and civil penalties may be imposed pursuant to applicable state laws.

         Significant prohibitions against physician referrals were enacted, subject to certain exemptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exemptions, Stark II prohibits a physician or a member of the physician's immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include the provision of clinical laboratory services, radiology, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violation of Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." Since Atlantic is to provide administrative services only and is not to provide any "designated health services" or other health services, management of Atlantic believes that its business operations will not generate any violations of the Stark legislation. While Atlantic believes it will be in compliance with the Stark legislation, future regulations could require Atlantic to modify the form of its relationships with the affiliated physician groups. Moreover, the violation of the Stark legislation by any of Atlantic's affiliated medical practice groups could result in significant fines and loss of reimbursement which would adversely affect Atlantic.

         Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other patients. The State of North Carolina has enacted statutes which prohibit the payment of fees to induce referrals and prohibit referrals of patients by health care providers for certain designated health care services to entities in which the health care provider or group practice or any member of the group practice has an investment interest. Sanctions which may be imposed for violations of such statutes include discipline by the applicable professional licensing board, suspension or revocation of the offending provider's license and substantial civil money penalties. While Atlantic believes it will be in compliance with such state laws, the existing or future laws or regulations could require Atlantic to modify the form of its relationships with the affiliated physician groups.

         Laws in all states regulate the business of insurance and the operation of HMOs. The laws and regulations of the State of North Carolina, as interpreted by the state's Department of Insurance ("DOI"), permit physician organizations, such as Atlantic, to enter into risk sharing contracts only with licensed entities such as HMOs. Although Atlantic currently does not have any risk sharing contracts, Atlantic may enter into such contracts in the future and at such time may be subject to the HMO statute. A physician organization may also become subject to regulation as a PPO or a URO. Although management of Atlantic believes that its current operations fall outside of the oversight of the DOI, no assurance can be provided, that the structure and operation of Atlantic and its affiliated medical practice groups will not be challenged by the DOI or other regulatory agencies. Any such challenge and any requirements that Atlantic restructure its operations or qualify for an insurance license could have a material effect on Atlantic's operations.

EMPLOYEES

         As of December 31, 1997, Atlantic had four employees, including the Chief Operating Officer, Chief Financial Officer, Provider Relations Representative and administrative assistant. Atlantic is not subject to any collective bargaining agreements and believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY.

         Atlantic's facilities are located at 825 Kennedy Avenue, New Bern, North Carolina 28560, and consist of approximately 700 square feet of office space. Atlantic leases this space from New Bern Family Practice Center, P.A. of which Dr. Mahaney, Atlantic's President and Chief Executive Officer, is a shareholder and Treasurer. The initial term of the lease expired on December 31, 1997 and has been extended on a month-to-month basis. The monthly rent is currently $520.00. Prior to this arrangement, Atlantic occupied the space rent free pursuant to an oral lease entered into in March 1996. Atlantic intends to relocate its principal executive office during Summer 1998. However, as of March 15, 1998, Atlantic had not entered into any definitive lease agreement for new office space and no assurance can be given that Atlantic will enter into a definitive lease agreement, on satisfactory terms, by Summer 1998.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which Atlantic is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Atlantic ("Annual Meeting") was held on November 13, 1997. The following matters were voted on and approved by Atlantic's shareholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1. AUTHORIZE THE BOARD OF DIRECTORS TO DESIGN AND IMPLEMENT A COMPENSATION PLAN FOR SHAREHOLDER PHYSICIANS

           For              Against            Abstain           Broker Non-Vote
           ---              -------            -------           ---------------

         300,000             2,000                0                     0

2.       ELECTION OF DIRECTORS (1)

For One-Year Term                   For     Against    Abstain   Broker Non-Vote

Joseph E. Agsten, M.D.*           142,000      0          0             0
Stephen R. Ainsworth, M.D.**      160,000      0          0             0
J. Philip Mahaney, Jr., M.D.*     142,000      0          0             0
Alice P. Selden, M.D.**           160,000      0          0             0
Leo F. Waivers, M.D.*             142,000      0          0             0
James M. Williams, M.D.*          142,000      0          0             0

For Two-Year Term                   For     Against    Abstain   Broker Non-Vote

Charles J. Baio, M.D.*            142,000      0          0             0
Michael J. Bramley, M.D.*         142,000      0          0             0
A. Clark Gaither, M.D.*           142,000      0          0             0
Frank L. Gay, M.D.***             160,000      0          0             0
W. James Stackhouse, M.D.*        142,000      0          0             0
John A. Williams, M.D.**          160,000      0          0             0

For Three-Year Term                 For     Against    Abstain   Broker Non-Vote

Graham A. Barden, III, M.D.*      142,000      0          0             0
John P. Emerick, M.D.**           160,000      0          0             0
Robert A. Krause, M.D.*           142,000      0          0             0
Robert S. Meyer, M.D.*            142,000      0          0             0
Daniel A. Whitley, M.D.**         160,000      0          0             0
Kerry A. Willis, M.D.*            142,000      0          0             0

-----------------------

* Primary Director
** Referral Director
*** OB/GYN Director

(1) The vote of 65% of all of the issued and outstanding Primary Class Common Shares is required to elect Primary Directors, and the holders of the Primary Class Common Shares are the only shareholders allowed to vote on the election of the Primary Directors. The vote of 65% of all of the issued and outstanding Referral Class Common Shares is required to elect Referral Directors and OB/GYN Directors, and the holders of Referral Class Common Shares are the only shareholders allowed to vote on the election of Referral Directors and OB/GYN Directors.

3. RATIFICATION OF ARTHUR ANDERSEN LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 1997.

           For              Against            Abstain           Broker Non-Vote
           ---              -------            -------           ---------------

         302,000               0                  0                     0

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public or private trading market for Atlantic's Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares. The development of a trading market for such shares is precluded for two reasons. First, ownership of such shares is restricted to certain individuals and groups. For example, pursuant to Atlantic's Amended and Restated Articles of Incorporation, Primary Class Common Shares may be held only by Primary Care Physicians, which are defined in Atlantic's Bylaws, as amended, as physicians who practice substantially (75% or more as determined by gross practice revenues) in one or more of the primary care specialties of family practice, general internal medicine, general pediatrics or general practice ("Primary Care Specialties"); are generally not board certified in any specialty other than a Primary Care Specialty; and, if board certified in any other specialty other than a Primary Care Specialty, generally do not hold themselves out as practicing in any specialty other than the Primary Care Specialties, and, until August 31, 1998, by practice groups (partnerships, professional corporations or professional limited liability companies) engaged primarily in the provision of services of Primary Care Physicians, which physicians, either directly or through a practice group, or practices, have contracted with Atlantic to provide medical and other health care services through contracts negotiated by Atlantic.

         Pursuant to Atlantic's Amended and Restated Articles of Incorporation, Referral Class Common Shares may be held only by physicians practicing primarily in referral medical and surgical specialties other than Primary Care Specialties and, until August 31, 1998, by practice groups (partnerships, professional corporations or professional limited liability companies) engaged primarily in the provision of services of physicians practicing primarily in such referral medical and surgical specialties other than Primary Care Specialties, which physicians, either directly or through a practice group, or practices, have contracted with Atlantic to provide medical and other health care services through contracts negotiated by Atlantic.

         Pursuant to Atlantic's Amended and Restated Articles of Incorporation, Nonprofit Class Nonvoting Common Shares may be held only by nonprofit entities or public (local, state or federal government) corporations engaged in the delivery of health care services, which have contracted with Atlantic to provide medical or other health care services through contracts negotiated by Atlantic.

         Second, all existing shareholders of Atlantic and purchasers of Atlantic's Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares are required to enter into Subscription and Shareholder Buy/Sell Agreements, which restrict the sale of such shares and provide Atlantic the right to repurchase such shares upon certain purchase events at fair market value, as determined in the sole discretion of the Board of Directors of Atlantic. Accordingly, so long as the charter provisions described above and the buy/sell provisions in the Subscription and Shareholder Buy/Sell Agreements remain in effect, development of a trading market for the Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares is precluded.

         As of March 13, 1998, there were 116 record holders of Atlantic's Primary Class Common Shares, 137 record holders of Atlantic's Referral Class Common Shares and 2 record holders of Atlantic's Nonprofit Class Nonvoting Common Shares. No cash dividends were declared or paid by Atlantic on the Primary Class Common Shares, Referral Class Common Shares or the Nonprofit Class Nonvoting Common Shares during the years ending December 31, 1996 or 1997.

         During the fiscal year ended December 31, 1997, Atlantic did not issue any securities without registration under the Securities Act.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 (File No. 333-5827) with the Commission, pursuant to which Atlantic registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and
(iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. As of March 13, 1998, Atlantic had sold an aggregate of 24,000 Primary Class Common Shares, 48,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Post-Effective Amendment No. 2 was declared effective on September 30, 1997 and an aggregate of 140,000 Primary Class Common Shares, 264,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. The current Offering will terminate on April 28, 1998, which is 210 days from the date that the Offering commenced.

         During the calendar year ended December 31, 1997, Atlantic sold an aggregate of 136,000 Primary Class Common Shares, 236,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. All classes of capital stock were sold at $1.00 per share, and the total amount raised under the Offering for the year ended December 31, 1997 was $372,000. Atlantic estimates that the total expenses incurred in connection with the Offering are approximately $100,000, thereby resulting in $272,000 in net proceeds to Atlantic. As indicated in Atlantic's Registration Statement, all of the expenses incurred in connection with the Offering were paid to unrelated parties or entities. The vast majority of the Offering expenses were paid to attorneys, accountants and financial printers. The balance of the net proceeds received by Atlantic was used to fund general working capital purposes, including payment of rent and the salaries of certain directors and officers. See "Item 10--Executive Compensation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

         THIS FORM 10-KSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "IMPORTANT FACTORS TO CONSIDER."

         THE FOLLOWING DISCUSSION OF THE RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION OF ATLANTIC SHOULD BE READ IN CONJUNCTION WITH ATLANTIC'S FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO.

OVERVIEW

         Atlantic is an independent, physician-owned and governed, integrated medical practice group network. Since its inception, Atlantic has focused its efforts on providing administrative services to participating physicians and medical practice groups and on developing a community-based, integrated health care delivery system to provide quality, cost-effective health care to the citizens of Eastern North Carolina.

         Atlantic is in the process of integrating, economically and clinically, physicians practicing primarily in single-specialty medical practice groups into a larger multi-specialty network of physicians and medical practice groups. Physicians participating in Atlantic's network provide primary and referral specialty heath care services to managed care health plan enrollees and other patients. Atlantic continues to develop strategic alliances with payors of health care services and other health care providers to achieve greater coordination of the delivery of and payment of health care services.

         As of March 13, 1998, Atlantic had entered into Medical Services Provider Agreements covering over 360 physicians located in 16 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of March 13, 1998, Atlantic through its subsidiary, The Beacon Company, had entered into Facility Participation Agreements with three hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic to work with local hospitals on joint contracting opportunities.

         Atlantic derives its revenues from two main sources. The first is fees paid by employers, managed care health plans such as HMOs, and other third-party payors to access its integrated provider network and the other administrative and consulting services. The second is from fees generated from providing administrative, group purchasing and other services to participating physicians.

         Atlantic plans to continue to provide administrative, group purchasing and other services to participating physicians and to collect fees for performing such services during 1998. Management, however, believes that Atlantic's long term success will result from its continued ability to generate revenues from managed care plans, HMOs, insurance carriers, employers and other buyers of health care services for obtaining access to Atlantic's network and health plan management services.

         Atlantic continues to meet directly with the management of major regional employers and their employee benefits consultants to discuss Atlantic's network and health plan management services. Although no assurance can be given, Atlantic believes that it will continue to generate income from access and management fees paid by buyers of health care services in 1998. As of March 13, 1998 Atlantic had agreements with employers covering over 2,500 lives.

         In January 1997, Atlantic entered into a business development agreement with Kanawha Insurance Co. ("Kanawha") to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. The parties intend to market the health plans under the name, "Lighthouse Health Plans." In connection with the business development agreement, Atlantic and Kanawha formed a joint venture corporation named The Beacon Company ("Beacon"). Atlantic and Kanawha each purchased 1,000 shares of common stock, $1.00 par value, of Beacon. The parties have tentatively agreed that Atlantic will repurchase all of the 1,000 shares purchased by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a debenture in the principal amount of $90,000. The parties anticipate that the debenture will be payable in 5 years, bear interest at 6% and will be convertible into 4% of Beacon's outstanding common stock if Atlantic either defaults on the debenture or completes a public offering of any of its capital stock.

         Under the terms of the agreement among Kanawha, Atlantic and Beacon, Beacon will receive a certain percentage of the total premiums collected by Kanawha to fund claim payments and to cover specific administrative expenses. The remaining percentage of total premiums collected will be retained by Kanawha to perform certain management services and maintenance of its health maintenance organization licenses. Kanawha will serve as the ultimate guarantor of all claims liabilities. Providers will be paid based on a discounted fee schedule with incentive risk pools. As of March 13, 1998, definitive written agreements among Atlantic, Kanawha and Beacon in connection with the purchase by Atlantic of Beacon common stock held by Kanawha and the splitting of premiums between Beacon and Kanawha had not been finalized.

         Although the management of Atlantic finds it difficult to forecast when exactly its operations will become profitable, management believes that Atlantic's profitability is largely dependent upon several factors, including
(i) the number of physicians participating in Atlantic's network; and (ii) the number of contracts and long-term relationships between Atlantic and managed care health plans, insurance carriers, employers and other buyers of health care services.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

         Net revenue increased from 58,927 for 1996 to $286,751 for 1997, an increase of $227,824, or 387%. The increase is primarily due to an increase in the revenue derived from network development and access fees and administrative fees paid from participating physicians. In 1996, $49,500 of net revenue was derived from a network development and access fee collected from an insurance company, $6,000 from administrative fees paid from physicians and $3,400 from purchasing contract revenues. In 1997, $71,000 of net revenue was derived from network development and access fees, $185,000 from administrative fees paid from physicians and $30,000 from group purchasing contracts.

         Operating expenses increased from $202,631 in 1996 to $458,620 in 1997. The increase is attributable primarily to the addition of new personnel and an increase in consulting fees associated with Atlantic's increased contracting and financing activities. Consulting fees increased from $72,664 in 1996 to $138,251 in 1997, an increase of $65,587. The majority of these expenses were incurred in connection with the negotiation of contracts associated with the Kanawha/Beacon transaction, drafting and negotiation of facility contracts with hospitals and exploring alternatives for capitalizing Beacon. Salaries and wages expense increased from $85,799 in 1996 to $251,803 in 1997, an increase of $166,004.
This increase was primarily due to hiring Atlantic's Chief Operating Officer and two support staff on a full-time basis at the end of 1996 and Atlantic's Chief Financial Officer in April 1997. Approximately $78,000 of Atlantic's total expenses in 1996 were incurred and subsequently reimbursed by several other Eastern North Carolina based health care providers in connection with a Memorandum of Understanding between Atlantic and such providers. Pursuant to the Memorandum of Understanding, Atlantic and several health care providers prepared a feasibility study to determine whether Atlantic and its affiliated physicians and medical practice groups, participating hospitals and other regional health care providers could develop a mutually acceptable joint venture business plan for the joint provision of administrative services and coordination of the delivery of health care services. While a joint venture business plan was developed, it was never adopted by the parties. The Memorandum of Understanding terminated during the fourth quarter of 1997.

         Office and other expenses increased from $17,210 in 1996 to $44,907 in 1997, an increase of $27,697. The increase was due primarily to an increase in telecommunications expenses, outside credentialing fees, and expenses for directors and officers liability insurance. Atlantic's rent expense was relatively stable for 1997 and Atlantic's depreciation and amortization expenses increased due to the acquisition of a new computer and phone system and a full year of amortization of organizational costs. Atlantic's recruiting and educational expenses decreased from $13,472 in 1996 to $6,781 in 1997 due to a reduction in programs funded by Atlantic.

         Atlantic incurred a net loss of $171,869 in 1997 compared to a net loss of $143,704 in 1996. Since inception, Atlantic has incurred an accumulated deficit of $345,869. The increase in net loss in 1997 was primarily due to the increase in operating expenses described above. Atlantic anticipates that its operating losses will continue for at least the next two years.

LIQUIDITY AND CAPITAL RESOURCES

         To date, Atlantic has financed its operations primarily through the sale of equity securities and the collection of network development and access fees and administrative fees.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which Atlantic registered for offer and sale under the federal securities laws
(i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. As of March 13, 1998, Atlantic had sold an aggregate of 24,000 Primary Class Common Shares, 48,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Post-Effective Amendment No. 2 was declared effective on September 30, 1997 and an aggregate of 140,000 Primary Class Common Shares, 264,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. Atlantic plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to the Atlantic network.

         The net proceeds from Atlantic's Offering have been and will continue to be used for working capital. Up to $500,000 of the net proceeds of the Offering may be used, as determined in the sole discretion of the Board of Directors, to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan. No assurance can be1 provided, however, that the Board of Directors will determine to undertake any such study or to proceed with any such organization or affiliate company organization and operation.

         Atlantic had $162,702 and $(8,670) in working capital at December 31, 1997 and 1996, respectively. Atlantic's cash and cash equivalents were $101,776 and $51,208 at December 31, 1997 and 1996, respectively. The increase in Atlantic's working capital and cash balance is due to the increase in revenues described above and Atlantic's stock offering. Depending upon the success of Atlantic's current stock offering and the amount of future revenue derived from network development and access fees, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 1998. In the event that the Company's future stock sales and revenues derived from network development and access fees are lower than projected, the Company anticipates that it may charge its shareholders assessments or decrease compensation paid to its officers.

         Atlantic did not have any material commitments for capital expenditures as of December 31, 1997.

IMPORTANT FACTORS TO CONSIDER

The following factors are important and should be considered carefully in connection with any evaluation of Atlantic's business, financial condition, results of operations and prospects.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT.

         Atlantic was incorporated in December 1994 and has a limited operating history. The business of Atlantic is subject to the risks inherent in the establishment of a new business enterprise. Because Atlantic was recently formed and has limited operations, it cannot provide prospective investors with the type of information that would be available from an institution with a longer history of operations. Atlantic's profitability will depend primarily upon the efforts of the individual physicians and medical practice groups that are participating providers of medical services pursuant to Medical Services Provider Agreements with Atlantic. There is no assurance that Atlantic will ever operate profitably. As a result of the substantial start-up expenditures that have been and will continue to be incurred, Atlantic can be expected to continue to incur operating losses during at least the next two years of operations. Furthermore, any delays in commencing substantial business operations will further increase start-up expenses and delay realization of potential revenues and income. As of December 31, 1997, Atlantic had accumulated a deficit since its inception in an amount equal to $345,869. As a result of Atlantic's accumulated deficit, along with other matters, the report of Atlantic's independent public accountants on Atlantic's financial statements contains an explanatory paragraph concerning Atlantic's ability to continue as a going concern.

NEED FOR ADDITIONAL FINANCING

         Shares sold in connection with Atlantic's current Offering have been and will continue to be used for general working capital purposes until Atlantic begins generating additional operating revenues. Atlantic desires that a portion of the proceeds of the Offering be used to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan. No assurance can be provided, however, that the Board of Directors will determine to undertake any such study or to proceed with any such organization or affiliate company organization and operation. Management believes that if the anticipated fees are collected under the Administrative Fee Assessment Program and if Atlantic achieves its expected revenues and is able to manage its expenses at budgeted levels, it will not require any significant additional capital. If Atlantic's revenues are not sufficient to complete its initial business development activities, Atlantic may adjust its medical services fee arrangements, collect fees under the Administrative Fee Assessment Program and seek to raise additional capital. There can be no assurance that Atlantic will be successful in executing its business plan or that it will be able to increase the fees charged to buyers of health care services or reduce the fees paid to participating providers if it is unable to achieve profitable operations. Atlantic plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to the Atlantic network. Such additional offerings may result in dilution of the equity interests of Atlantic's shareholders. In any event, there can be no assurance that Atlantic will be able to sell additional shares or obtain any necessary additional financing on satisfactory terms, or at all.

DEPENDENCE ON PHYSICIANS, MEDICAL PRACTICE GROUPS AND OTHER HEALTH CARE
PROVIDERS

         Atlantic's profitability and long-range business plans will be dependent upon its attracting and retaining the services of qualified individual physicians, medical practice groups and other health care providers, especially primary care medical practice groups. Atlantic will continue to enter into Medical Services Provider Agreements with selected credentialed providers. Although Atlantic believes that it will be able to enter into and maintain such agreements with a sufficient number of providers, there can be no assurance that Atlantic will be able to do so on a timely basis or under favorable terms.

DEPENDENCE ON LONG-TERM RELATIONSHIPS WITH MANAGED CARE HEALTH PLANS, INSURANCE CARRIERS, EMPLOYERS AND OTHER BUYERS OF HEALTH CARE SERVICES

         Atlantic's profitability and long-range business plans will be dependent upon its entering into contracts and long-term relationships between Atlantic and managed care health plans, insurance carriers, employers and other buyers of health care services. Although Atlantic is currently in the process of negotiating an agreement with Kanawha, Atlantic also continues to meet with managed care health plans and insurance companies desiring to compete in the Eastern North Carolina marketplace for enrollees. Additionally, Atlantic continues to develop agreements with managed care organizations or third party administrators, to facilitate the offering of services by Atlantic medical practice groups to large partially and fully self-insured employers. Although Atlantic believes that it will be able to enter into and maintain such relationships with a sufficient number of buyers of health care services, there can be no assurance that Atlantic will be able to do so on a timely basis or under favorable terms.

COMPETITION

         The health care industry is very competitive. Atlantic and its affiliated physicians and medical practice groups compete with individual physicians and medical practice groups, HMOs, preferred provider organizations ("PPOs"), physician-hospital organizations, integrated delivery systems and physician practice management companies. Many of Atlantic's competitors are significantly larger and have substantially greater capital resources than Atlantic. There is no assurance that Atlantic will be able to compete effectively against such competitors. Even though Atlantic's competitors will include certain existing managed health care plans, such as HMOs, Atlantic intends to market the services of its integrated, multi-specialty group network to certain other managed health care plans with which Atlantic will not compete. Atlantic's success and profitability will be dependent, in part, on its ability to establish contract relationships with existing health plan organizations, which will provide Atlantic access to employer buyer coalitions and other insured and self insured employer groups. Currently, Atlantic has one existing preferred provider contract with an insurance company and several other contracts with self-insured employers. Atlantic does not have any long-term relationships with any managed care health plans or other buyers of health care services. Continuing consolidation of the participants in the health care industry could limit Atlantic's opportunities to establish additional contracts and relationships.

AFFILIATED SERVICE GROUP

         Section 414(m) of the Internal Revenue Code of 1986, as amended, requires that all employees who are employed by members of an "affiliated service group" be treated as employed by a single employer for purposes of discrimination testing and certain other requirements imposed on qualified employee benefit plans. Although Atlantic is organized as a business corporation, with its business limited to the provision of administrative services, Atlantic and participating medical providers within the Atlantic network may be deemed to be an "affiliated service group." In the event Atlantic and the participating medical providers are found to be an "affiliated service group," Atlantic's organizational structure and contractual arrangements may have to be modified. Notwithstanding any such possible modifications, if Atlantic's or the medical providers' qualified employee benefit plans become disqualified as a result of the "affiliated service group" issue, participating physicians may suffer adverse income tax consequences, including immediate taxation of the employer's contributions to the pension and profit sharing plans which they and their respective medical providers sponsor.

ANTITRUST LAW

         Federal and state antitrust laws prohibit practices that unreasonably restrain competition. Atlantic believes that its proposed organizational structure, contemplated contractual arrangements and business operations will be lawful and will not violate current antitrust laws, even though Atlantic may not meet the requirements of identified federal antitrust policy statement safety zones or exemptions. Atlantic is still in its early stages of development, and certain structures, programs and business operations required for the economic and clinical integration of participating physicians and medical practice groups have not been implemented. Many of such structures, programs and business operations must be implemented and continued to satisfy certain antitrust requirements, and no assurance can be provided that the requisite structures, programs and business operations will be implemented in a timely manner and continued. Moreover, evolving interpretations of antitrust laws and corresponding statements of enforcement policy could make it necessary for Atlantic to modify its organizational structure and/or restructure its contractual arrangements or business operations. If Atlantic is found to be in violation of federal or state antitrust laws, Atlantic may be subject to fines of up to $10,000,000 or other sanctions. Even the mere assertion of a violation of the antitrust laws could have a material adverse effect on Atlantic.

INSURANCE, HMO, PPO AND URO REGULATION

         All entities classified as an "insurance company" under North Carolina law are subject to various state laws regulating the business of insurance which are enforced by the North Carolina Department of Insurance ("DOI"). If Atlantic's method for compensating physicians within the Atlantic network includes the allocation to the medical practice groups of deficits that result from Atlantic's payment arrangements with health plans and other purchasers, Atlantic might be deemed an "insurance company" and, as a result, be subject to North Carolina laws regulating insurance. Current North Carolina insurance law requirements for insurance companies include, but are not limited to, the payment of licensing fees, the filing of annual statements, and the maintaining of certain capitalization and financial reserves. Failure to comply with these or other requirements could result in the imposition of fines, penalties, and the disqualification from doing business in North Carolina.

         In addition to regulating traditional insurance companies, the DOI is responsible for the regulation of HMOs, PPOs and utilization review organizations ("UROs"). While there are no specific regulations governing physician organizations, the DOI has taken the position that a physician network organization could become subject to the HMO statute if the physician organization enters into arrangements which involve the shifting or other transfer of an "insurance risk." Although Atlantic currently does not have any risk sharing contracts, nor does it plan to structure itself in such a fashion as to be regulated by the DOI, Atlantic may enter into such contracts in the future and at such time may become subject to these regulations. A physician organization may also become subject to regulation as a PPO and a URO. Although management of Atlantic believes that its current operations would not require it to register as a PPO or a URO, no assurance can be given that the DOI would not take a contrary position. Any challenge by the DOI and requirement that Atlantic restructure its operations could have a material effect on Atlantic's operations.

GOVERNMENT REGULATION

         Federal and state laws regulate the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the soliciting or receiving, or the offering or payment of remuneration, either directly or indirectly, in return for or to induce a referral of items or services for Medicare and Medicaid patients. Federal and state statutes impose restrictions on physician referrals for designated health services to entities with which the physician has a financial relationship. These laws and applicable regulations also regulate the submission of claims for the reimbursement of physician services, or for services incident to those services, provided under federal health care programs that are false or fraudulent. Violations of these laws may result in substantial civil and criminal penalties, including civil monetary penalties, exclusion from the participation in the Medicare and Medicaid programs, loss of licensure to practice medicine and other penalties. Such exclusion and penalties, if applied to Atlantic's affiliated medical practice groups, could have a material adverse effect on Atlantic.

         Recently adopted health insurance reform legislation includes important changes in federal laws regulating fraud and abuse. Statutory provisions establishing criminal penalties, both fines and imprisonment, for intentionally fraudulent activity in the provision of health services are included. Claims for reimbursement that are improperly processed and submitted to federal programs that result in inappropriately obtained reimbursement can result in civil penalties. Moreover, persons who have an ownership interest or serve as officers or managing employees of entities that are convicted or excluded from participation in such federal programs for filing false or fraudulent claims would also be subject to exclusion and civil penalties for each day the individual maintains that interest. Finally, remuneration between organizations and entities, which provide services to Medicare or Medicaid beneficiaries and have a written risk sharing agreement, are exempted under Medicare and Medicaid statutes that prohibit the payment or remuneration to induce or obtain referrals. These statutes, if applied to Atlantic and its affiliated medical practice groups, could have a material adverse effect on Atlantic.

         Moreover, the laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. Although Atlantic believes its operations as currently contemplated to be conducted will be in material compliance with existing applicable federal and state laws, there can be no assurance that Atlantic's existing Medical Services Provider Agreements will not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such agreements will not be limited.

         There can be no assurance that review of Atlantic's business or the affiliated physicians' businesses by state or federal courts or regulatory authorities will not result in a determination that could adversely affect the operations of Atlantic, the affiliated physicians and medical practice groups or that the health care regulatory environment will not change so as to restrict Atlantic's or the affiliated physicians' existing medical practice groups' operations or their expansion.

         In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Aspects of certain of these health care proposals, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect Atlantic.

POTENTIAL LEGAL LIABILITIES

         Atlantic's health care services involve determinations regarding health insurance coverage, utilization management and maintenance of patient records. Although Atlantic does not intend to deliver medical services, it may be forced to defend medical malpractice or other tort claims made by persons who receive medical services from participating physicians or medical practice groups. The legal theories upon which persons might attempt to assert liability against Atlantic or other comparable companies in the managed health industry continue to evolve. There is no assurance that Atlantic will not be subject to liability from litigation which might adversely affect Atlantic's business. Atlantic currently does not maintain any insurance for such potential liabilities. Atlantic intends to obtain such insurance at the time it enters into its first contract with a managed care health plan; however, no assurance can be given that Atlantic will ever obtain and maintain such insurance.

ITEM 7. FINANCIAL STATEMENTS.

The following Financial Statements and Independent Auditors' Report are included herein on the pages indicated:
                                                                       PAGE
Report of Arthur Andersen LLP........................................   F-2

Balance Sheets as of December 31, 1997 and 1996......................   F-3

Statements of Operations for the years ended
     December 31, 1997 and 1996......................................   F-4

Statements of Shareholders' Equity (Deficit) for the years
     ended December 31, 1997 and 1996................................   F-5

Statements of Cash Flows for the years ended
     December 31, 1997 and 1996......................................   F-6

Notes to Financial Statements........................................ F-7 - F-9


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

         ATLANTIC INTEGRATED HEALTH INCORPORATED


         FINANCIAL STATEMENTS AS OF DECEMBER 31, 1997 AND 1996
         TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Atlantic Integrated Health Incorporated:

We have audited the accompanying balance sheets of Atlantic Integrated Health Incorporated (a North Carolina corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Integrated Health Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has yet to generate revenue in excess of expenses and has an accumulated deficit at December 31, 1997, of $345,869, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Charlotte, North Carolina,
    March 17, 1998.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996


                                       ASSETS                                  1997           1996
                                       ------                               ---------      ---------
CURRENT ASSETS:
    Cash                                                                    $ 101,776      $  51,208
    Accounts receivable, less allowance for uncollectible accounts of
       $5,000 in 1997                                                          30,505              0
    Prepaid expenses                                                            5,297              0
                                                                            ---------      ---------
                 Total current assets                                         137,578         51,208
INVESTMENT                                                                      1,000              0
OFFICE EQUIPMENT, net                                                           9,322          3,001
DEFERRED COSTS                                                                 17,107         21,669
                                                                            ---------      ---------
                                                                            $ 165,007      $  75,878
                                                                            =========      =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES - Accounts payable                                      $  24,761      $  78,253
                                                                            ---------      ---------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY:
    Common stock - $1 par value-
       Primary class, authorized 1,000,000 shares; 292,500 and 140,000
           shares issued and outstanding in 1997 and 1996, respectively       292,500        162,500
       Referral class, authorized 1,800,000 shares; 262,000 and 26,000
           shares issued and outstanding in 1997 and 1996, respectively       262,000         26,000
       Nonprofit class, nonvoting, authorized 200,000 shares; 2,500
           shares issued and outstanding in 1997 and 1996, respectively         2,500          2,500
    Additional paid-in capital                                                 74,000         74,000
    Syndication costs                                                         (95,000)       (75,000)
    Stock subscription and stockholder notes receivable                       (49,885)       (18,375)
                                                                            ---------      ---------
    Accumulated deficit                                                      (345,869)      (174,000)
                                                                            ---------      ---------
                 Total stockholders' equity (deficit)                         140,246         (2,375)
                                                                            ---------      ---------
                                                                            $ 165,007      $  75,878
                                                                            =========      =========


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                1997          1996            1995
                                             ---------      ---------      ---------
REVENUE                                      $ 286,751      $  58,927      $       0
                                             ---------      ---------      ---------
EXPENSES:
    Consulting fees                            138,251         72,664          3,627
    Salaries and wages                         251,803         85,799         24,000
    Relocation expenses                              0          8,013              0
    Recruiting and education                     6,781         13,472          2,222
    Office expense and other                    44,907         17,210            447
    Rent                                         4,420          4,000              0
    Depreciation and amortization                7,458          1,473              0
    Provision for uncollectible accounts         5,000              0              0
                                             ---------      ---------      ---------
                 Total expenses                458,620        202,631         30,296
                                             ---------      ---------      ---------
NET LOSS                                     $(171,869)     $(143,704)     $ (30,296)
                                             =========      =========      =========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  STOCK
                                                                                               SUBSCRIPTION
                                                                                                   AND
                                                                       ADDITIONAL              STOCKHOLDER
                                                       COMMON STOCK      PAID-IN  SYNDICATION     NOTES     ACCUMULATED
                                                     SHARES    AMOUNT    CAPITAL     COSTS      RECEIVABLE    DEFICIT        TOTAL
BALANCE, December 31, 1994                           19,000  $  19,000  $       0  $       0    $       0    $       0    $  19,000
    Issuance of common stock for $1 per share        72,000     72,000          0          0      (64,500)           0        7,500
    Net loss for the year ended December 31, 1995         0          0          0          0            0      (30,296)     (30,296)
    Capital contributions                                 0          0     24,000          0            0            0       24,000
                                                    -------  ---------  ---------  ---------    ---------    ---------    ---------
BALANCE, December 31, 1995                           91,000     91,000     24,000          0      (64,500)     (30,296)      20,204
    Issuance of common stock for $1 per share       100,000    100,000          0          0            0            0      100,000
    Collections of stock subscription receivable          0          0          0          0       46,125            0       46,125
    Syndication costs                                     0          0          0    (75,000)           0            0      (75,000)
    Net loss for the year ended December 31, 1996         0          0          0          0            0     (143,704)    (143,704)
    Capital contributions                                 0          0     50,000          0            0            0       50,000
                                                    -------  ---------  ---------  ---------    ---------    ---------    ---------
BALANCE, December 31, 1996                          191,000    191,000     74,000    (75,000)     (18,375)    (174,000)      (2,375)
    Issuance of common stock for $1 per share       372,000    372,000          0          0      (49,885)           0      322,115
    Collections of stock subscription receivable          0          0          0          0       12,375            0       12,375
    Write-off of stock subscription receivable       (6,000)    (6,000)         0          0        6,000            0            0
    Syndication costs                                     0          0          0    (20,000)           0            0      (20,000)
    Net loss for the year ended December 31, 1997         0          0          0          0            0     (171,869)    (171,869)
                                                    -------  ---------  ---------  ---------    ---------    ---------    ---------
BALANCE, December 31, 1997                          557,000  $ 557,000  $  74,000  $ (95,000)   $ (49,885)   $(345,869)   $ 140,246
                                                    =======  =========  =========  =========    =========    =========    =========



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(171,869)     $(143,704)     $ (30,296)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                     7,458          1,473              0
          Provision for uncollectible accounts                              5,000              0              0
          Increase in accounts receivable                                 (35,505)             0              0
          Increase in prepaid expenses                                     (5,297)             0              0
          Noncash contributions of capital                                      0         50,000         24,000
          (Decrease) increase in accounts payable                         (53,492)         1,906           (907)
                                                                        ---------      ---------      ---------
                 Net cash used in operating activities                   (253,705)       (90,325)        (7,203)
                                                                        ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                           (9,217)        (3,334)             0
    Purchase of investment                                                 (1,000)             0              0
    Payment of organization costs                                               0         (5,044)       (15,511)
                                                                        ---------      ---------      ---------
                 Net cash used in investing activities                    (10,217)        (8,378)       (15,511)
                                                                        ---------      ---------      ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                302,115        146,125          7,500
    Collection of stock subscription receivable                            12,375              0              0
                                                                        ---------      ---------      ---------
                 Net cash provided by financing activities                314,490        146,125          7,500
                                                                        ---------      ---------      ---------
NET INCREASE IN CASH                                                       50,568         47,422        (15,214)
CASH, beginning of year                                                    51,208          3,786         19,000
                                                                        ---------      ---------      ---------
CASH, end of year                                                       $ 101,776      $  51,208      $   3,786
                                                                        =========      =========      =========
SUPPLEMENTAL DISCLOSURES:
    Syndication costs financed through accounts payable                 $  20,000      $  75,000      $       0
    Write-off of subscriptions receivable                                   6,000              0              0
    Common stock issued in exchange for notes                              49,885              0              0
                                                                        =========      =========      =========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


1. ORGANIZATION AND CONTINUITY OF OPERATIONS:


Atlantic Integrated Health Incorporated, a North Carolina corporation (the Company), was organized on December 5, 1994. The Company is an independent, physician-owned and governed medical practice group network, organized to provide administrative services to participating physicians and medical practice groups. Currently, the Company is in the process of integrating, economically and clinically, physicians now practicing primarily in single specialty practice groups into a larger multi-specialty network of medical practice groups.

The Company operated in the development stage until late in 1996 when it began to generate operating revenue. Since inception, the Company has expended significant funds on raising capital, developing a business plan, addressing other organizational matters and resolving legal and administrative matters. Operating losses have resulted in an accumulated deficit of $345,869 at December 31, 1997. If the Company does not realize additional revenue in the near future, it will require additional capital which may not be available.

The success of the Company is dependent upon its ability to maintain and expand its integrated network of physicians and to further its managed care contracting efforts. As such, the Company's ability to continue as a going concern is dependent upon many factors, the most significant of which include:

         -- Being able to compete against established competitors with substantially greater capital resources.

         -- Being able to maintain and expand its network of qualified physicians and other health care providers.

         -- Being able to operate in an evolving regulatory environment, particularly with respect to antitrust laws, fraud and abuse and other anti-referral laws, insurance regulation and healthcare reform.

Management's plans to address the above matters include:

         -- Seeking improvements in the delivery of healthcare services in order to enhance the quality and cost-effectiveness of care provided to patients served by the participating physician network.

         -- Integrating and coordinating the delivery of healthcare services by participating medical practice groups.

         -- Developing a flexible organizational structure that will meet the requirements of an evolving regulatory environment.

In October 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering for sale shares of common stock under federal securities laws. The minimum offering requirements were met and the offering was extended through July 28, 1997. On September 22, 1997, the Company filed Post-Effective Amendment #2 to the Company's Registration Statement on Form SB-2 to update the prospectus to extend the offering period through April 28, 1998. The Commission declared Post-Effective Amendment #2 effective on September 30, 1997.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


OFFICE EQUIPMENT

Office equipment acquisitions are recorded at cost. Depreciation is provided for each class of depreciable asset and is computed using accelerated methods over the estimated economic useful lives. These lives range from five to seven years.


DEFERRED COSTS

Deferred costs consist of costs incurred in connection with establishing the legal structure of the Company. These costs are being amortized over a period of five years.


SYNDICATION COSTS

Certain fees and expenses relating to the sale of common stock were charged against stockholders' equity.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


3. STOCK SUBSCRIPTION AND STOCKHOLDER NOTES RECEIVABLE:

The stock subscription and stockholder notes receivable consists of amounts due from stockholders at December 31, 1997, 1996 and 1995, related to the issuance of shares of the Company's $1 par common stock at a price of $1.00 per share.

4. INVESTMENT:

In January 1997, the Company, in conjunction with Kanawha Insurance Company (Kanawha), formed The Beacon Company (Beacon). The Company and Kanawha each contributed $1,000 of capital to Beacon and, as a result, each owns 50% of Beacon. Beacon plans to market and sell health care services and related employee benefit products, primarily in eastern North Carolina. Management expects Beacon to emerge from the development stage by the end of the fourth quarter of 1998. The Company is accounting for its investment on the equity method.

In February 1998, the Company's Board of Directors approved plans to purchase all of the Beacon shares held by Kanawha. It is expected that the transaction will be completed during the second quarter of 1998.


5. BUY/SELL AGREEMENTS:

Stockholders are required to enter into a buy/sell agreement pursuant to which the Company will have the option to repurchase the holders' shares under certain circumstances. Such circumstances will include those in which the holder ceases to be unconditionally licensed to practice medicine in the State of North Carolina, ceases to meet the credentialing standards of the Company, ceases to be actively engaged in the practice of medicine or ceases to be affiliated with the Company through a medical services provider agreement.


6. MEMORANDUM OF UNDERSTANDING:

On May 23, 1996, the Company entered into a Memorandum of Understanding (MOU) with several other eastern North Carolina-based providers. The purpose of the MOU was to provide a medium through which participating entities could work jointly to develop a business plan for the development and operation of a management services organization. Pursuant to the provisions of the MOU, the Company contributed $15,000 in cash along with certain organizational materials previously developed by the Company. Additionally, the Company performed certain services on behalf of the project and incurred direct costs of approximately $78,000. The Company was reimbursed for these expenses in accordance with the terms specified in the MOU.


7. INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax affects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

At December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $315,000 and $150,000, respectively, for income tax purposes. No deferred tax asset has been recorded by the Company as the realization of such an asset is uncertain at this time. The net operating loss carryforwards begin expiring in 2010 for federal income tax purposes.


8. RELATED-PARTY TRANSACTIONS:

The Company's chief executive officer and Board chairman have provided management services and office space at no cost to the Company. The estimated fair market value of these items has been accounted for as expenses (salaries and wages and rent) and contributions of capital in the accompanying financial statements. The estimated fair market of services provided under this arrangement was $46,000 and $24,000 for the years ended December 31, 1996 and 1995, respectively. No office space was provided during 1995. The estimated fair market value of office space provided for the year ended December 31, 1996, was $4,000. Effective January 1, 1997, the Company began reimbursing the officers noted above for the estimated fair market value of services and office space provided by them. The estimated fair market value of services and office space provided under these arrangements was $48,000 and $4,304, respectively, for the year ended December 31, 1997.

The Company entered into an arrangement with Beacon to provide network development services. Revenue under this arrangement was $70,000 for the year ended December 31, 1997. In addition, the Company recognized $185,350 in revenue from its referral class shareholders for administrative service fees related to group purchasing, contracting and other services provided for the year ended December 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a) Directors, Executive Officers, Promoters and Control Persons of Atlantic.

         The directors and executive officers of Atlantic as of March 13, 1998 are as follows:

         Name                    Age       Position
         ----                    ---       --------

J. Philip Mahaney, Jr., M.D.     52        President and Chief Executive Officer
                                           and Director*

Kerry A. Willis, M.D.            38        Chairman of the Board and Director*

W. James Stackhouse, M.D.        47        Treasurer and Director*

Robert H. Blake, III             39        Chief Operating Officer

Stephen W. Nuckolls              30        Chief Financial Officer

Michael L. Bramley, M.D.         50        Vice President and Director*

Joseph E. Agsten, M.D.           54        Director*

Stephen R. Ainsworth, M.D.       41        Director**

Charles J. Baio, M.D.            47        Director*

Graham A. Barden, III, M.D.      41        Director*

John P. Emerick, M.D.            48        Director**

A. Clark Gaither, M.D.           43        Director*

Frank L. Gay, M.D.               37        Director***

Robert A. Krause, M.D.           48        Director*

Robert S. Meyer, M.D.            49        Secretary and Director*

Alice P. Selden, M.D.            45        Director**

Leo E. Waivers, M.D.             45        Director*

Daniel Whitley, Jr., M.D.        46        Director**

James M. Williams, M.D.          43        Director*

John A. Williams, III, M.D.      40        Director**

------------------

* Primary Director
** Referral Director
*** OB/GYN Director

         J. PHILIP MAHANEY, JR., M.D. has served as President and Chief Executive Officer of Atlantic since March 1996 and has served as a director of Atlantic since December 1994. He is a family practice physician with New Bern Family Practice Center, P.A., a medical practice group located in New Bern, North Carolina. Dr. Mahaney also serves as Treasurer of New Bern Family Practice Center, P.A.

         KERRY A. WILLIS, M.D. has served as Chairman of the Board of Directors of Atlantic since March 1996. Prior to becoming Chairman, he served as Vice President of Atlantic. He has served as a director of Atlantic since December 1994. He is a physician practicing family medicine with East Carteret Family Medicine, P.A., a medical practice group located in Beaufort, North Carolina. In addition, Dr. Willis serves as President of East Carteret Family Medicine, P.A.

         W. JAMES STACKHOUSE, M.D. has served as Treasurer of Atlantic since November 1996 and as a director of Atlantic since October 1996. He is a physician practicing internal medicine with Goldsboro Medical Specialists, P.A., a medical practice group located in Goldsboro, North Carolina. Dr. Stackhouse has been a physician with Goldsboro Medical Specialists, P.A. since 1981.

         ROBERT H. BLAKE, III has been the Chief Operating Officer of Atlantic since June 1996. From February 1994 to June 1996, he served as Assistant Vice President, Managed Care Services of Acordia National, Inc., a health insurance services company in Charleston, West Virginia. In addition from July 1992 to June 1996, he served as President of The Greenbrier Study Group, a health care consulting firm in Charleston, West Virginia. From July 1993 to February 1994, Mr. Blake served as a Managed Care Network and Provider Sponsored Health Plan Developer for Newbridge, Inc./Health Economics Corporation.

         STEPHEN W. NUCKOLLS has been the Chief Financial Officer of Atlantic since April 1997. From September 1995 to July 1996, he served as Chief Financial Officer of Blue Ridge Primary Care, Inc., an integrated medical group of over 120 physicians based in Roanoke, Virginia which subsequently merged with the Carilion Health System. In August 1996, he founded Integration Strategies, a health care consulting firm based in Galax, Virginia. From May 1990 to September 1995, Mr. Nuckolls was employed by McGladrey & Pullen, LLC, an international accounting and consulting firm.

         MICHAEL L. BRAMLEY, M.D. has served as Vice President of Atlantic since November 1996 and as a director of Atlantic since October 1996. He is a practicing pediatrician with Greenville Pediatrics, P.A., a medical practice group located in Greenville, North Carolina. Dr. Bramley has been with Greenville Pediatrics, P.A. since 1976 and serves as Secretary.

         JOSEPH E. AGSTEN, M.D. has served as a director of Atlantic since December 1994. He is a practicing family physician with Joseph E. Agsten, M.D. and Laddie M. Crisp Jr., M.D. d/b/a Drs. Agsten and Crisp. Dr. Agsten has practiced medicine for over twenty years.

         STEPHEN R. AINSWORTH, M.D. has served as a director of Atlantic since November 1997. He has practiced orthopedic surgery with Pamlico Orthopedic Associates, P.A. in Washington, North Carolina since 1990.

         CHARLES J. BAIO, M.D. has served as a director of Atlantic since April 1997. He practices internal medicine with Wilson Medical Associate, P.A., in Wilson, North Carolina. Dr. Baio has practiced medicine for over fourteen years.

         GRAHAM A. BARDEN, III, M.D. FAAP has served as a director of Atlantic since April 1997. He is a practicing pediatrician with Coastal Childrens' Clinic, Inc., a pediatric practice group located in New Bern, North Carolina. Dr. Barden has been a pediatrician with Coastal Childrens' Clinic, Inc. for over twelve years.

         JOHN P. EMERICK, M.D. has served as a director of Atlantic since August 1997. He is a self-employed psychiatrist in Morehead City, North Carolina where he has worked since 1995. Dr. Emerick completed his psychiatric residency in 1979 and maintained a practice in Columbia, South Carolina prior to moving to Morehead City. Dr. Emerick also serves as medical director of Companion Benefit Alternatives, a division of Blue Cross and Blue Shield of South Carolina.

         A. CLARK GAITHER, M.D. has served as a director of Atlantic since June 1995. He is a practicing physician with Goldsboro Family Physicians, P.A., a medical practice group located in Goldsboro, North Carolina. He also serves as President of Goldsboro Family Physicians, P.A. and has practiced medicine with Goldsboro Family Physicians, P.A. for over five years.

         FRANK L. GAY, M.D. has served as a director of Atlantic since June 1997. He has practiced obstetrics/gynecology with Greenville Obstetrics and Gynecology, a division of Physicians East, P.A., a medical practice group located in Greenville, North Carolina for over three years. Prior to joining this group, Dr. Gay served as a staff Obstetrician/Gynecologist for the United States Air Force for four years.

         ROBERT A. KRAUSE, M.D. has served as a director of Atlantic since December 1994. He is a self-employed family practitioner. He has served in such a capacity for the last eight years.

         ROBERT S. MEYER, M.D. has served as Secretary and as a director of Atlantic since March 1996. Dr. Meyer is a self-employed family practice physician. Dr. Meyer has practiced family medicine for over nineteen years. Dr. Meyer is the Chairman of the Board and Medical Director for Home Health and Hospice CARE, Inc., a non-profit home health agency headquartered in Goldsboro, North Carolina.

         ALICE P. SELDEN, M.D. has served as a director of Atlantic since November 1997. She practices general surgery with Johnston Surgical Associates, P.A., a medical practice located in Smithfield, North Carolina. Dr. Selden has practiced general surgery in Smithfield since 1986.

         LEO E. WAIVERS, M.D. has served as a director of Atlantic since October 1996. He practices general internal medicine with Greenville Internal Medicine, P.A., a medical practice group located Greenville, North Carolina. He serves as President of Greenville Internal Medicine, P.A. and has practiced internal medicine with Greenville Internal Medicine, P.A. since 1991.

         DANIEL WHITLEY, JR., M.D. has served as a director of Atlantic since August 1997. He is a practicing otolaryngologist with Goldsboro ENT Associates, P.A. where he has practiced since completing his residency in 1988.

         JAMES M. WILLIAMS, M.D. has served as a director of Atlantic since June 1997. He is a practicing family physician with and a Medical Director of Scotland Neck Family Medical Center, Inc. Dr. Williams has practiced medicine in Scotland Neck, North Carolina for over fifteen years.

         JOHN A. WILLIAMS, III, M.D. has served as a director of Atlantic since August 1997. He is a practicing cardiologist with Heart Center Cardiology, a medical practice group located in New Bern, North Carolina. Prior to founding his practice in 1994, Dr. Williams served as a lieutenant commander for four years in the United States Navy Reserve Medical Corps in the Cardiovascular Disease Division at the National Naval Medical Center in Bethesda, Maryland.

         (b)      Section 16(a) Beneficial Ownership Reporting Compliance.

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 1996 and 1997 awarded to or earned by the President and Chief Executive Officer of Atlantic. No executive officers of Atlantic earned over $100,000 in the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

NAME AND                                                   ANNUAL COMPENSATION
PRINCIPAL POSITION                         YEAR                SALARY ($)
------------------                         ----                ----------
J. Philip Mahaney, Jr., M.D. (1)           1997                $24,000
PRESIDENT AND CHIEF EXECUTIVE OFFICER      1996                None (2)

--------------------

(1) Dr. Mahaney has served as President and Chief Executive Officer of Atlantic since March 1996.

(2) Dr. Mahaney did not receive any compensation for the fiscal year ended December 31, 1996. However, Dr. Mahaney was reimbursed by Atlantic for out-of-pocket expenses incurred in connection with his position.

OPTIONS

         No options have been granted to executive officers since Atlantic's inception.

DIRECTOR COMPENSATION

         The Chairman of the Board, Kerry A. Willis, M.D., received $24,000 during 1997 in compensation for his services to the Board. No other members of the Board of Directors of Atlantic currently receive compensation for their service on the Board. They may be reimbursed by Atlantic for any out-of-pocket expenses incurred in connection with their service on the Board. At the Annual Meeting of Shareholders in November 1997, the shareholders of Atlantic authorized the Board to design and implement a compensation plan for shareholder physicians who devote time and effort toward the activities of the Board and its committees. Such compensation may be in the form of non-voting stock, cash or in-kind compensation. As of March 13, 1998, the Board had not designed a definitive Compensation Plan.

EMPLOYMENT AGREEMENT

         On June 1, 1996, Atlantic entered into an employment agreement with Robert H. Blake III under which Mr. Blake agreed to serve as the Chief Operating Officer of Atlantic for a base salary of $96,000 per year (the "Employment Agreement"). The initial term of the Employment Agreement expired on December 31, 1996. Atlantic and Mr. Blake have orally extended the term of the Agreement beyond December 31, 1996 for an indefinite period. The Employment Agreement contains provisions providing for the maintenance of confidentiality of proprietary information of Atlantic.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of the Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares of Atlantic, respectively, as of March 13, 1998 for (i) each person known by Atlantic to beneficially own more than 5% of any class of the shares of the capital stock of Atlantic, (ii) each executive officer named in the Summary Compensation Table, (iii) each director of Atlantic, and (iv) all directors and executive officers of Atlantic as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such individual or group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares of capital stock shown.

PRIMARY CLASS COMMON SHARES
                                                      PRIMARY
                                               CLASS COMMON SHARES
                                              BENEFICIALLY OWNED (1)(2)
                                         -------------------------------------
NAME                                     AMOUNT           PERCENT OF CLASS (3)
-----------------------------            ------           --------------------
J. Philip Mahaney, Jr., M.D              8,000(4)                 2.7%
Joseph E. Agsten, M.D ......             4,000(5)                 1.4%
Stephen R. Ainsworth, M.D ..                 0                      *
Charles J. Baio, M.D .......             8,000(6)                 2.7%
Graham A. Barden, III M.D ..            10,000(7)                 3.4%
Michael L. Bramley, M.D ....            10,000(8)                 3.4%
John P. Emerick, M.D .......                 0                      *
A. Clark Gaither, M.D ......             4,000(9)                 1.4%
Frank L. Gay, M.D ..........                 0                      *
Robert A. Krause, M.D ......             2,000                      *
Robert S. Meyer, M.D .......             2,000                      *
Alice P. Selden, M.D .......                 0                      *
W. James Stackhouse, M.D ...             4,000(10)                1.4%
Leo E. Waivers, M.D ........             4,000(11)                1.4%
Daniel Whitley, M.D ........                 0                      *
James M. Williams, M.D .....             2,000                      *
John A. Williams, M.D ......                 0                      *
Kerry A. Willis, M.D .......             4,000(12)                1.4%

All directors and executive
officers as a group ........            62,000(13)               20.9%

(20 persons)
-----------------

*        Less than 1% of the issued and outstanding  Primary Class Common
         Shares.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3)      Based on 296,500 Primary Class Common Shares outstanding as of March
         13, 1998.

(4) Includes 8,000 Primary Class Common Shares beneficially owned by New Bern Family Practice Center, P.A., of which Dr. Mahaney is a shareholder and is Treasurer. Dr. Mahaney may be deemed to be the beneficial owner of such shares.

(5) Includes 4,000 Primary Class Common Shares beneficially owned by Dr. Agsten and Laddie M. Crisp, Jr., M.D. Dr. Agsten may be deemed to be the beneficial owner of such shares.

(6) Includes 8,000 Primary Class Common Shares beneficially owned by Wilson Medical Associates, P.A., of which Dr. Baio is a shareholder. Dr. Baio may be deemed to be the beneficial owner of such shares.

(7) Includes 10,000 Primary Class Common Shares beneficially owned by Coastal Childrens Clinic, Inc., of which Dr. Barden is a shareholder and is President. Dr. Barden may be deemed to be the beneficial owner of such shares.

(8) Includes 10,000 Primary Class Common Shares beneficially owned by Greenville Pediatric Services, Inc., of which Dr. Bramley is a shareholder and is Secretary. Dr. Bramley may be deemed to be the beneficial owner of such shares.

(9) Includes 4,000 Primary Class Common Shares beneficially owned by Goldsboro Family Physicians, P.A., of which Dr. Gaither is a shareholder and is President. Dr. Gaither may be deemed to be the beneficial owner of such shares.

(10) Includes 4,000 Primary Class Common Shares beneficially owned by Goldsboro Medical Specialists, P.A., of which Dr. Stackhouse is a shareholder. Dr. Stackhouse may be deemed to be the beneficial owner of such shares.

(11) Includes 4,000 Primary Class Common Shares beneficially owned by Greenville Internal Medicine, P.A., of which Dr. Waivers is a shareholder and is President. Dr. Waivers may be deemed to be the beneficial owner of such shares.

(12) Includes 4,000 Primary Class Common Shares beneficially owned by East Carteret Family Medicine, P.A., of which Dr. Willis is a shareholder and is President. Dr. Willis may be deemed to be the beneficial owner of such shares.

(13) Includes 56,000 Primary Class Common Shares beneficially owned by affiliates of directors.

REFERRAL CLASS COMMON SHARES
                                                REFERRAL CLASS COMMON SHARES
                                                  BENEFICIALLY OWNED (1)(2)
                                            ------------------------------------
NAME                                           AMOUNT      PERCENT OF CLASS (3)
---------------------------------           ------------   --------------------
J. Philip Mahaney, M.D.                             0               *
Joseph E. Agsten, M.D.                              0               *
Stephen R. Ainsworth, M.D.                      2,000               *
Charles J. Baio, M.D.                               0               *
Graham A. Barden, III, M.D.                         0               *
Michael L. Bramley, M.D.                            0               *
John P. Emerick, M.D.                           2,000               *
A. Clark Gaither, M.D.                              0               *
Frank L. Gay, M.D.                              2,000               *
Robert A. Krause, M.D.                              0               *
Robert S. Meyer, M.D.                               0               *
Alice P. Selden, M.D.                           2,000               *
W. James Stackhouse, M.D.                           0               *
Leo E. Waivers, M.D.                                0               *
Daniel Whitley, Jr., M.D.                       2,000               *
James M. Williams, M.D.                             0               *
John A. Williams, III, M.D.                     2,000               *
Kerry A. Willis, M.D.                               0               *

All directors and executive
officers as a group                           12,000              4.1%
(20 persons)

--------------------------------


*        Less than 1% of the issued and outstanding Referral Class Common
         Shares.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) Based on 290,000 Referral Class Common Shares outstanding as of March 13, 1998.

NONPROFIT CLASS NONVOTING COMMON SHARES

                                              NONPROFIT CLASS NONVOTING COMMON
                                               SHARES BENEFICIALLY OWNED(1)(2)
                                            ------------------------------------
NAME                                        AMOUNT           PERCENT OF CLASS(3)
-----------------------------------         ------           -------------------
Rural Health Group, Inc.(4)                  2,000                   80.0%
Tri-County Health Services, Inc.(5)            500                   20.0%
J. Philip Mahaney, M.D.                          0                    *
Joseph E. Agsten, M.D.                           0                    *
Stephen R. Ainsworth, M.D.                       0                    *
Charles J. Baio, M.D.                            0                    *
Graham A. Barden, III, M.D.                      0                    *
Michael L. Bramley, M.D.                         0                    *
John P. Emerick, M.D.                            0                    *
A. Clark Gaither, M.D.                           0                    *
Frank L. Gay, M.D.                               0                    *
Robert A. Krause, M.D.                           0                    *
Robert S. Meyer, M.D.                            0                    *
Alice P. Selden, M.D.                            0                    *
W. James Stackhouse, M.D.                        0                    *
Leo E. Waivers, M.D.                             0                    *
Daniel Whitley, Jr., M.D.                        0                    *
James M. Williams, M.D.                          0                    *
John A. Williams, III, M.D.                      0                    *
Kerry A. Willis, M.D.                            0                    *

All directors and executive
officers as a group                              0                    *
(20 persons)

-----------------

* Less than 1% of the issued and outstanding Nonprofit Class Nonvoting Common Shares.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares.

(3) Based on 2,500 Nonprofit Class Nonvoting Common Shares outstanding as of March 13, 1998.

(4) Rural Health Group, Inc.'s principal address is P.O. Box 644, Jackson, North Carolina 27845.

(5) Tri-County Health Services, Inc.'s principal address is P.O. Box 40, Aurora, North Carolina 27806.

CHANGES IN CONTROL

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 (the "Registration Statement") with the Commission, pursuant to which Atlantic registered to offer and sell under the federal securities laws (i) 700,000 Primary Class Common Shares; (ii) 1,400,000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post Effective Amendment No. 2 to the Registration Statement which the Commission declared effective on September 30, 1997. As of March 13, 1998, Atlantic had sold 140,000 Primary Class Common Shares, 264,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. Depending upon how many shares Atlantic is able to sell through the Offering, a change in control of Atlantic may take place.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         All shareholders of the Primary Class Common Shares and the Referral Class Common Shares of Atlantic are required to enter into, or practice medicine through a medical practice group that has entered into, a Medical Services Provider Agreement with Atlantic. Correspondingly, each member of the Board of Directors has entered into or has agreed to enter into or practices medicine through a medical practice group, of which he or she is a shareholder, which has entered into or has agreed to enter into, a Medical Services Provider Agreement. In addition, upon execution of the Medical Services Provider Agreement, participating physicians and medical practice groups who are referral specialists are required to pay to Atlantic an initial administrative and management fee up to $3,000 per Referral Physician. As of the date hereof, it is not possible to determine the amount which will be paid to the respective physicians or medical practice groups pursuant to the terms of the Medical Services Provider Agreement.

         In January 1997, Atlantic entered into a written lease with New Bern Family Practice Center, P.A., of which Dr. Mahaney, Atlantic's President and Chief Executive Officer, is a shareholder and Treasurer. The lease expired December 31, 1997 and has been since extended on a month-to-month basis. Monthly rent is currently approximately $520.00. Prior to this arrangement, Atlantic occupied the space rent free pursuant to an oral lease entered into in March 1996. Atlantic intends to relocate its principal executive office during Summer 1998.

         In January 1997, Atlantic entered into a business development agreement with Kanawha and formed a joint venture named The Beacon Company. In connection with the business development agreement, Atlantic and Kanawha formed a joint venture corporation named The Beacon Company. Atlantic and Kanawha each purchased 1,000 shares of common stock, $1.00 par value, of Beacon. However, the parties have tentatively agreed that Atlantic will repurchase all of the 1,000 shares purchased by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a debenture in the principal amount of $90,000. The parties anticipate that the debenture will be payable in 5 years, bear interest at 6% and will be convertible into 4% of Beacon's outstanding common stock if Beacon either defaults on the debenture or completes a public offering of any of its capital stock. During the year ended December 31, 1997, approximately $70,000 of Atlantic's net revenues was derived from network development and access fees from Beacon.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         The exhibits to this Report are listed on the Exhibit Index on page E-1 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of Atlantic as of December 31, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Atlantic Integrated Health Incorporated, 825 Kennedy Avenue, New Bern, North Carolina 28560; Attn.:
Shareholder Information.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB:

         A.                Employment Agreement between Atlantic and Robert H.
                           Blake III, effective as of June 1, 1996 (incorporated by reference to Exhibit 10.6 to Atlantic's Registration Statement on Form SB-2 (File No. 333-5826)).

         (b)     Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES


           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ATLANTIC INTEGRATED HEALTH INCORPORATED

                                    By: /s/ J. Philip Mahaney, Jr., M.D.
                                         President and Chief Executive Officer
                                         (principal executive officer)
                                         March 26, 1998

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

                                    Signature and Title

                                    /s/ J. Philip Mahaney, Jr., M.D.
                                    J. Philip Mahaney, Jr., M.D.
                                    President and Chief Executive Officer
                                    and Director
                                    (principal executive officer)
                                    March 26, 1998

                                    /s/ Stephen W. Nuckolls
                                    Stephen W. Nuckolls
                                    Chief Financial Officer
                                    (principal financial and accounting officer)
                                    March 26, 1998

                                    /s/ Joseph E. Agsten, M.D.
                                    Joseph E. Agsten, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Stephen R. Ainsworth, M.D.
                                    Stephen R. Ainsworth, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Charles J. Baio, M.D.
                                    Charles J. Baio, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Graham A. Barden, III M.D.
                                    Graham A. Barden, III M.D.
                                    Director
                                    March 26, 1998


                                    /s/ Michael L. Bramley, M.D.
                                    Michael L. Bramley, M.D.
                                    Vice President and Director
                                    March 26, 1998

                                    /s/ John P. Emerick, M.D.
                                    John P. Emerick, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ A. Clark Gaither, M.D.
                                    A. Clark Gaither, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Frank L. Gay, M.D.
                                    Frank L. Gay, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Robert A. Krause, M.D.
                                    Robert A. Krause, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Robert S. Meyer, M.D.
                                    Robert S. Meyer, M.D.
                                    Secretary and Director
                                    March 26, 1998

                                    /s/ Alice P. Selden, M.D.
                                    Alice P. Selden, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ W. James Stackhouse, M.D.
                                    W. James Stackhouse, M.D.
                                    Treasurer and Director
                                    March 26, 1998

                                    /s/ Leo E. Waivers, M.D.
                                    Leo E. Waivers, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Daniel Whitley, Jr., M.D.
                                    Daniel Whitley, Jr., M.D.
                                    Director
                                    March 26, 1998

                                    /s/ James M. Williams, M.D.
                                    James M. Williams, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ John A. Williams, III, M.D.
                                    John A. Williams, III, M.D.
                                    Director
                                    March 26, 1998

                                    /s/ Kerry A. Willis, M.D.
                                    Kerry A. Willis, M.D.
                                    Chairman of the Board and Director
                                    March 26, 1998

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


         Atlantic has not sent an annual report or proxy materials to security holders as of the date hereof. If and when such a report or proxy materials is sent to security holders, Atlantic shall furnish copies of such material to the Commission.

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED

                        Exhibit Index to Annual Report on
                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 1997


ITEM NO.                                        DESCRIPTION                                        METHOD OF FILING
--------                                        -----------                                        ----------------
3.1            Amended and Restated Articles of Incorporation of Atlantic                                   (1)
3.2            Bylaws of Atlantic, as amended                                                               (1)
4.1            Specimen form of Atlantic's Primary Class Common Share Certificate                           (1)
4.2            Specimen form of Atlantic's Referral Class Common Share Certificate                          (1)
4.3            Specimen form of Atlantic's Nonprofit Class Nonvoting Common Share
                   Certificate                                                                              (1)
10.1           Form of Subscription  and  Shareholder  Buy/Sell  Agreement  (Primary Class                  (1)
                   Common Shareholder)
10.2           Form of Subscription  and Shareholder  Buy/Sell  Agreement  (Referral Class                  (1)
                   Common Shareholder)
10.3           Form  of  Subscription  and  Shareholder   Buy/Sell  Agreement   (Nonprofit                  (1)
                   Class Nonvoting Common Shareholder)
10.4           Form of Non-Exclusive Medical Services Provider Agreement (Primary                           (1)
                   Physicians)
10.5           Form of Non-Exclusive Medical Services Provider Agreement (Referral                          (1)
                   Physicians)
10.6           Employment  Agreement  between  Atlantic  and Robert H. Blake III                            (1)
                   effective as of June 1, 1996
10.7           Form of Facility Participation Agreement                                               Filed herewith
                                                                                                      electronically.
------------------------------------

(1) Incorporated by reference into Atlantic's Registration Statement on Form SB-2 (File No. 333-5826).