Form 10QSB
period 1998-06-30
ATLANTIC INTEGRATED HEALTH INC
filed 1998-08-14
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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


                        1315 S. Glenburnie Road, Suite A5
                         New Bern, North Carolina 28562
                    (Address of principal executive offices)

                                 (252) 514-0057
                         (Registrant's telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                             Outstanding as of August 5, 1998
              -----                             --------------------------------

   Primary Class, $1.00 par value                            298,500
   Referral Class, $1.00 par value                           318,000
   Nonprofit Class, nonvoting, $1.00 par value                 2,500

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                           Consolidated Balance Sheets

ASSETS                                                                June 30,          December 31,
                                                                       1998                 1997
                                                                     ---------           ---------
                                                                          (Unaudited)       (Note)
Cash ......................................................          $  80,785           $ 101,776
Accounts receivable, less allowance for
     uncollectible accounts of $5,000 in 1997 and 1998 ....             80,555              30,505
Prepaid expenses ..........................................              2,760               5,297
                                                                     ---------           ---------
                 Total current assets .....................            164,100             137,578
Investment ................................................                  0               1,000
Office equipment, net .....................................              8,714               9,322
Deferred costs ............................................             84,992              17,107
                                                                     ---------           ---------
Total Assets ..............................................          $ 257,806           $ 165,007
                                                                     =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - Accounts payable ....................          $  31,233           $  24,761
                                                                     ---------           ---------
Long-term debt - Convertible debenture ....................             90,000                   0
                                                                     ---------           ---------
Stockholders' equity:
    Common stock - $1 par value-
       Primary class,  authorized  1,000,000 shares; 298,500
           and 292,500 shares  issued  and  outstanding  in
           1998 and 997, respectively .....................            298,500             292,500
       Referral class,  authorized 1,800,000 shares; 318,000
           and 262,000 shares  issued  and  outstanding  in
           1998 and 1997, respectively ....................            318,000             262,000
       Nonprofit  class,  nonvoting,  authorized 200,000
           shares; 2,500 shares issued and  outstanding in
           1998 and 1997, respectively ....................              2,500               2,500
    Additional paid-in capital ............................             74,000              74,000
    Syndication costs .....................................            (95,000)            (95,000)
    Stock subscription and stockholder notes receivable ...            (37,550)            (49,885)
    Accumulated deficit ...................................           (423,877)           (345,869)
                                                                     ---------           ---------
Total stockholders' equity ................................            136,573             140,246
                                                                     ---------           ---------
Total liabilities and stockholders' equity ................          $ 257,806           $ 165,007
                                                                     =========           =========


Note: The balance sheet as of December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                        June 30,
                                                 ------------------------         ------------------------
                                                   1998            1997             1998            1997
                                                 --------        --------         --------        --------
Revenue ...................................      $ 73,885        $ 85,435         $152,160        $201,625
                                                 --------        --------         --------        --------
Expenses:
    Consulting fees .......................         6,383          18,695           14,898          73,383
    Salaries and wages ....................        76,676          73,032          155,683         129,604
    Recruiting and education ..............         4,101           3,054           14,254           6,133
    Office expense and other ..............        20,696          10,495           37,254          19,253
    Rent ..................................         2,913           1,489            3,951           2,460
    Depreciation and amortization .........         2,096           1,581            4,128           3,307
                                                 --------        --------         --------        --------
                 Total expenses ...........       112,865         108,346          230,168         234,140
                                                 --------        --------         --------        --------
Net loss ..................................      $ 38,980        $ 22,911         $ 78,008        $ 32,515
                                                 ========        ========         ========        ========

Net loss per basic common share ...........           .06             .06              .13             .11
Basic average common shares outstanding ...       619,000         399,667          602,667         305,042
                                                 ========        ========         ========        ========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      1998              1997
                                                                                   ---------         ---------
Cash flows from operating activities:
Net loss ..................................................................        $ (78,008)        $ (32,515)

Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization ...................................            4,128             3,307
          Increase in accounts receivable .................................          (50,050)          (60,200)
          Decrease (increase) in prepaid expenses .........................            2,537           (11,069)
          Increase (decrease) in accounts payable .........................            6,473           (24,186)
                                                                                   ---------         ---------
                 Net cash used in operating activities ....................         (114,920)         (124,663)
                                                                                   ---------         ---------

Cash flows from investing activities:
    Purchase of office equipment ..........................................           (1,240)           (7,002)
    Purchase of investment, net of cash acquired ..........................           20,834            (1,000)
                                                                                   ---------         ---------
                 Net cash provided by (used in) investing activities ......           19,594            (8,002)
                                                                                   ---------         ---------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock ................................           74,335           179,020
    Collection of stock subscription receivable ...........................                0            12,375
                                                                                   ---------         ---------
                 Net cash provided by financing activities ................           74,335           191,395
                                                                                   ---------         ---------


Net (decrease) increase in cash ...........................................          (20,991)           58,730
Cash, beginning of period .................................................          101,776            51,208
                                                                                   ---------         ---------
Cash, end of period .......................................................        $  80,785         $ 109,938
                                                                                   =========         =========
Supplemental disclosure:
    Syndication costs financed through accounts payable ...................        $       0         $  20,000
    Write-off of subscriptions receivable .................................                0             6,000
    Common stock issued in exchange for notes .............................           12,335            96,980
    Acquisition of The Beacon Company:
            Fair market value of development costs acquired ...............           70,166                 0
            Assumption of subordinated convertible debenture ..............           90,000                 0
                                                                                   =========         =========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                                   FORM 10-QSB
                                  JUNE 30, 1998

             Notes to Consolidated Financial Statements (Unaudited)

1.       INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Atlantic Integrated Health Incorporated and its wholly-owned subsidiary, The Beacon Company, as of June 30, 1998 and 1997, the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB dated December 31, 1997.

2.       INVESTMENT

         In January 1997, the Company and Kanawha Insurance Company ("Kanawha"), formed The Beacon Company ("Beacon"). The Company and Kanawha each contributed $1,000 of capital to Beacon; and as a result, each owned 50% of Beacon. Beacon plans to market and sell health care services and related employee benefit products, primarily in Eastern North Carolina.

         On June 24, 1998, the Company purchased all of the shares of common stock of Beacon held by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible, subordinated debenture in the principal amount of $90,000 (the "Debenture"). The Debenture is due and payable on June 30, 2003 and bears interest at the rate of 6% per annum. Interest on the Debenture is payable semi-annually on December 1 and June 1 of each year, commencing December 1, 1998. The Debenture is convertible into 4% of Beacon's outstanding common stock if Beacon completes a public offering of its common stock. Beacon does not have any right to redeem the Debenture prior to maturity. Upon the occurrence of an "Event of Default," as defined under the Debenture, the entire unpaid principal and accrued interest will become immediately due and payable.

         As a result, Beacon has been consolidated with the Company as of June 30, 1998 and for the period from June 24, 1998 through June 30, 1998.

3.       NET LOSS PER SHARE

         Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

4.       EXTENSION OF STOCK OFFERING

         On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on April 28, 1998. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to its Registration Statement in response to comments received from the Securities and Exchange Commission. The Securities and Exchange Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since such date, Atlantic has not sold any shares of its capital stock. During the initial offering period from December 30, 1996 through July 28, 1997, the Company sold an aggregate of 116,000 Primary Class Common Shares and 216,000 Referral Class Common Shares. During the second offering period from September 30, 1997 to April 28, 1998, the Company sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

         The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto.

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

         As of August 5, 1998, Atlantic had entered into Medical Services Provider Agreements covering approximately 400 physicians located in 19 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of August 5, 1998, Atlantic through its subsidiary, The Beacon Company, had entered into Facility Participation Agreements with five hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic to work with local hospitals on joint contracting opportunities.

         Atlantic derives its revenues from three main sources. The first is fees paid by employers, managed care health plans, such as HMOs, and other third-party payors to access its integrated provider network and the other administrative and consulting services. The second is administrative service fees. The third is fees generated from providing group purchasing and other services to participating physicians.

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

         Atlantic continues to meet directly with the management of major regional employers and their employee benefits consultants to discuss Atlantic's network and health plan management services. Although no assurance can be given, Atlantic believes that it will continue to generate income from access and management fees paid by buyers of health care services in 1998. As of August 5, 1998, Atlantic had agreements with employers covering over 3,100 lives.

         In January 1997, Atlantic entered into a business development agreement with Kanawha Insurance Company ("Kanawha") to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. The parties intend to market the health plans under the name, "Lighthouse Health Plans." In connection with these agreements, Atlantic and Kanawha formed a joint venture corporation named The Beacon Company ("Beacon"). In February 1998, Kanawha HealthCare Solutions, Inc. ("Kanawha HealthCare"), a subsidiary of Kanawha Insurance Company, and Beacon entered into several agreements, including a Master Contract, Managed Care Agreement and Administrative Services Agreement. Under the Master Contract, Kanawha HealthCare and Beacon have agreed to develop and market health maintenance organization, preferred provider organization and third party administrator health plan products. Beacon will function as a general agent for the sale of the health plan products, and Beacon will be the exclusive agent of Kanawha for the sale of fully insured Lighthouse Plans and other fully insured managed care products. Beacon and Kanawha jointly are to use their best efforts to offer and sell Lighthouse Plans and related services to self-funded employers. Under the Managed Care Agreement, Beacon shall establish and manage a regional preferred provider network of physicians, hospitals and other providers. Under the Administrative Services Agreement, Kanawha is to provide a management information system and provide administrative services required for enrollees and providers. Beacon is to provide a Medical Director and physicians for the Medical Management Committee that is to oversee the delivery of health care services.

         Initially, Atlantic and Kanawha each purchased 1,000 shares of common stock of Beacon. However, on June 24, 1998, Atlantic purchased all of the 1,000 shares of common stock owned by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible, subordinated debenture in the principal amount of $90,000 (the "Debenture"). The Debenture is due and payable on June 30, 2003 and bears interest at the rate of 6% per annum. Interest on the Debenture is payable semi-annually on December 1 and June 1 of each year, commencing December 1, 1998. The Debenture is convertible into 4% of Beacon's outstanding common stock if Beacon completes a public offering of its common stock. Beacon does not have any right to redeem the Debenture prior to maturity. Upon the occurrence of an "Event of Default," as defined under the Debenture, the entire unpaid principal and accrued interest will become immediately due and payable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenue decreased from $85,435 for the three months ended June 30, 1997 to $73,885 for the three months ended June 30, 1998, a decrease of $11,550, or 14.0%. This decrease was primarily due to a drop in administrative fees partially offset by strong growth in group purchasing contract revenue.

         Operating expenses increased from $108,346 for the three months ended June 30, 1997 to $112,865 for the three months ended June 30, 1998. This increase was primarily attributable to increases in office and other expense and in depreciation and amortization expense which were partially offset by a decrease in consulting expenses.

         Office and other expenses increased from $10,495 in the three months ended June 30, 1997 to $20,696 in the three months ended June 30, 1998, an increase of $10,201. This increase was primarily due to the Company's growth and related increases in communications expenses, office supply expenses, credentialing fees and liability insurance expenses. Depreciation and amortization expense was $1,581 in the three months ended June 30, 1997 compared to $2,096 in the three months ended June 30, 1998. This increase was primarily due to the acquisition of communications equipment and other depreciable office equipment. Consulting fees fell from $18,695 for the three months ended June 30, 1997 to $6,383 for the three months ended June 30, 1998, a decrease of $12,312, while salaries and wages increased from $73,032 for the three months ended June 30, 1997 to $76,676 for the three months ended June 30, 1998.

         Atlantic incurred a net loss of $22,911 in the three months ended June 30, 1997 compared with a net loss of $38,980 in the three months ended June 30, 1998. This increase in net loss was primarily due to the decrease in revenues, as well as, the increase in operating expenses mentioned above. Atlantic's management anticipates that its operating losses may continue for the next two years.

LIQUIDITY AND CAPITAL RESOURCES

         To date, Atlantic has financed its operations primarily through the sale of equity securities and the collection of administrative, group purchasing and network development and access fees.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which Atlantic registered for offer and sale under the federal securities laws
(i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on April 28, 1998. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to its Registration Statement in response to comments received from the Securities and Exchange Commission. The Securities and Exchange Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since such date, Atlantic has not sold any shares of its capital stock. Atlantic has sold an aggregate of 142,000 Primary Class Common Shares, 292,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. Atlantic plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to the Atlantic network.

         The net proceeds from Atlantic's Offering have been and will continue to be used for working capital. Up to $500,000 of the net proceeds of the Offering may be used, as determined at the sole discretion of the Board of Directors, to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan. No assurance can be provided, however, that the Board of Directors will determine to undertake any such study or to proceed with any such organization or affiliate company organization and operation.

         Atlantic had $130,877 and $107,140 in working capital at June 30, 1998 and 1997, respectively. Atlantic's cash and cash equivalents were $80,785 and $109,938 at June 30, 1998 and 1997, respectively. The increase in Atlantic's working capital is primarily due to the success of Atlantic's current stock offering. Depending upon the number of new shareholders that Atlantic obtains and the amount of revenue derived from its operations, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 1999. In the event that Atlantic's future stock sales and revenues are lower than projected, the Company anticipates that it may charge its shareholders assessments or decrease compensation paid to its officers.

         Atlantic did not have any material commitments for capital expenditures as of June 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 1998, the Company has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

         On October 19, 1996, the Company filed a Registration Statement on Form SB-2 (File No. 333-05826) with the Securities and Exchange Commission (the "Commission"), pursuant to which the Company registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares, at a purchase price of $1.00 per share. The Commission declared the Company's Registration Statement effective on December 30, 1996, and certain officers and directors of the Company commenced sale of its shares shortly thereafter. During the initial offering period which closed on July 28, 1997, the Company sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, the Company sold 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to the Registration Statement in response to a comment letter received from the Commission. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since such date, the Company has not sold any shares of its capital stock. The Company has sold an aggregate of 142,000 Primary Class Common Shares, 292,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. The Company plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to its network.

         Since the Registration Statement was first declared effective on December 30, 1996, the Company has received $434,000 in gross proceeds, $95,000 of which the Company estimates has been used for offering expenses and the balance of which has been used for working capital. Of the $339,000 used for working capital, approximately $307,000 were paid to directors and officers of the Company in consideration of services rendered. Except for the foregoing, no payments have been made by the Company to any directors, officers, any persons owning 10% or more of any equity security of the Company or any affiliate of the Company. The Company anticipates that the net proceeds from its current offering will continue to be used for working capital. Up to $500,000 of the net proceeds of the offering may be used, as determined at the sole discretion of the Company's Board of Directors, to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit
                  Number                    Description

                    27.1                    Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ending June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          ATLANTIC INTEGRATED
August 10, 1998           HEALTH INCORPORATED


                          By: /s/  J. Philip Mahaney Jr., M.D.
                              --------------------------------------------------
                                   J. Philip Mahaney, Jr., M.D.
                                   President and Chief Executive Officer
                                   (principal executive officer)


                          By: /s/  Stephen W. Nuckolls
                              --------------------------------------------------
                                   Stephen W. Nuckolls
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX


 Exhibit Number             Description                       Location

     27.1             Financial Data Schedule      Filed herewith electronically