Form 10QSB
period 1998-09-30
ATLANTIC INTEGRATED HEALTH INC
filed 1998-11-13
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the Quarterly Period Ended September 30, 1998

                       Commission file number 333-05826-A

[ ] TRANSITION REPORT UNDER SECTION 13 OR 16(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For The Transition Period From ___________ To _______________.

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED
        (Exact name of small business issuer as specified in its charter)

             North Carolina                               56-1966823
             --------------                               ----------
        (State of Incorporation)               (IRS Employer Identification No.)


                        1315 S. Glenburnie Road, Suite A5
                         New Bern, North Carolina 28562
                         ------------------------------
                    (Address of principal executive offices)

                                 (252) 514-0057
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                     Outstanding as of November 5, 1998
                    -----                     ----------------------------------

 Primary Class, $1.00 par value                            300,500
 Referral Class, $1.00 par value                           326,000
 Nonprofit Class, nonvoting, $1.00 par value                 2,500

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                           Consolidated Balance Sheets

ASSETS                                                                                   September 30,   December 31,
                                                                                              1998            1997
                                                                                              ----            ----
                                                                                          (Unaudited)        (Note)
Cash ..................................................................................    $  66,495      $ 101,776
Accounts receivable, less allowance for
     uncollectible accounts of $5,000 in 1997 and 1998 ................................       63,089         30,505
Prepaid expenses ......................................................................        4,369          5,297
                                                                                           ---------      ---------
                       Total current assets ...........................................      133,953        137,578
Investment ............................................................................           --          1,000
Office equipment, net .................................................................        7,759          9,322
Deferred costs and other intangible assets ............................................       83,851         17,107
                                                                                           ---------      ---------
Total Assets ..........................................................................    $ 225,563      $ 165,007
                                                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - Accounts payable ................................................    $  35,680      $  24,761
                                                                                           ---------      ---------
Long-term debt - Convertible debenture ................................................       90,000              0
                                                                                           ---------      ---------
Stockholders' equity:
     Common stock - $1 par value-
          Primary class, authorized 1,000,000 shares; 300,500 and 292,500 shares issued
              and outstanding in 1998 and 1997, respectively ..........................      300,500        292,500
          Referral class, authorized 1,800,000 shares; 326,000 and 262,000 shares
              issued and outstanding in 1998 and 1997, respectively ...................      326,000        262,000
          Nonprofit class, nonvoting, authorized 200,000 shares; 2,500 shares issued
              and outstanding in 1998 and 1997, respectively ..........................        2,500          2,500
     Additional paid-in capital .......................................................       74,000         74,000
     Syndication costs ................................................................     (105,000)       (95,000)
     Stock subscription and stockholder notes receivable ..............................      (31,650)       (49,885)
     Accumulated deficit ..............................................................     (466,467)      (345,869)
                                                                                           ---------      ---------
Total stockholders' equity ............................................................       99,883        140,246
                                                                                           ---------      ---------
Total liabilities and stockholders' equity ............................................    $ 225,563      $ 165,007
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

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                               Three Months Ended          Nine Months Ended
                                                                                   September 30,             September 30,
                                                                                   -------------             -------------
                                                                                 1998          1997         1998          1997
                                                                                 ----          ----         ----          ----

Revenue .................................................................    $  56,315     $  43,856     $ 200,975     $ 245,480
                                                                             ---------     ---------     ---------     ---------
Expenses:
     Consulting fees ....................................................       16,488        25,444        23,885        98,826
     Salaries and wages .................................................       57,160        62,587       214,733       192,191
     Recruiting and education ...........................................        1,980           380        16,235         5,009
     Office expense and other ...........................................       17,712        11,355        53,076        32,113
     Rent ...............................................................        3,470         1,441         7,420         3,900
     Depreciation and amortization ......................................        2,095         1,756         6,224         5,063
                                                                             ---------     ---------     ---------     ---------
                       Total expenses ...................................       98,905       102,963       321,573       337,102
                                                                             ---------     ---------     ---------     ---------
Net loss ................................................................    $ (42,590)    $ (59,107)    $(120,598)    $ (91,622)
                                                                             =========     =========     =========     =========

Net loss per basic common share .........................................         (.07)         (.11)         (.20)         (.24)
                                                                             ---------     ---------     ---------     ---------
Basic average common shares outstanding .................................      622,333       517,000       609,222       375,694
                                                                             =========     =========     =========     =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  1998           1997
                                                                                  ----           ----
Cash flows from operating activities:
Net loss ..................................................................     (120,598)      (91,622)

Adjustments to reconcile net loss to net cash used in operating activities-
              Depreciation and amortization ...............................        6,225         5,063
              Increase in accounts receivable .............................      (32,584)      (43,190)
              Decrease (increase) in prepaid expenses .....................          928        (8,183)
              Increase (decrease) in accounts payable .....................       10,919       (69,818)
                                                                               ---------     ---------
                       Net cash used in operating activities ..............     (135,110)     (207,750)
                                                                               ---------     ---------
Cash flows from investing activities:
     Purchase of office equipment .........................................       (1,240)       (9,206)
     Purchase of investment, net of cash acquired .........................       20,834        (1,000)
                                                                               ---------     ---------
                       Net cash provided by (used in) investing activities        19,594       (10,206)
                                                                               ---------     ---------
Cash flows provided by financing activities:
     Proceeds from issuance of common stock ...............................       80,235       261,410
     Collection of stock subscription receivable ..........................           --        12,375
                                                                               ---------     ---------
                       Net cash provided by financing activities ..........       80,235       273,785
                                                                               ---------     ---------

Net (decrease) increase in cash ...........................................      (35,281)       55,829
Cash, beginning of period .................................................      101,776        51,208
                                                                               ---------     ---------
Cash, end of period .......................................................    $  66,495     $ 107,037
                                                                               =========     =========
Supplemental disclosure:
     Syndication costs financed through accounts payable ..................    $      --     $  20,000
     Write-off of subscriptions receivable ................................           --         6,000
     Common stock issued in exchange for notes ............................       18,235        70,590
     Acquisition of The Beacon Company:                                                             --
             Fair market value of development costs acquired ..............       70,166            --
             Assumption of subordinated convertible debenture .............       90,000            --
                                                                               =========     =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                                   FORM 10-QSB
                               SEPTEMBER 30, 1998

             Notes to Consolidated Financial Statements (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Atlantic Integrated Health Incorporated and its wholly-owned subsidiary, The Beacon Company, as of September 30, 1998 and 1997, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

            As a result, Beacon has been consolidated with the Company as of September 30, 1998 and for the period from June 24, 1998 through September 30, 1998.

3.          NET LOSS PER SHARE

            Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

4.          EXTENSION OF STOCK OFFERING

            On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on April 28, 1998. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to its Registration Statement in response to comments received from the Securities and Exchange Commission. The Securities and Exchange Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since such date, Atlantic has sold an aggregate of 2,000 Primary Class Common Shares and 8,000 Referral Class Common Shares. During the initial offering period from December 30, 1996 through July 28, 1997, the Company sold an aggregate of 116,000 Primary Class Common Shares and 216,000 Referral Class Common Shares. During the second offering period from September 30, 1997 to April 28, 1998, the Company sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares.

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

            As of November 5, 1998, Atlantic had entered into Medical Services Provider Agreements covering approximately 400 physicians located in 19 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of November 5, 1998, Atlantic through its subsidiary, The Beacon Company, had entered into Facility Participation Agreements with five hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic to work with local hospitals on joint contracting opportunities.

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

            Atlantic continues to meet directly with the management of major regional employers and their employee benefits consultants to discuss Atlantic's network and health plan management services. Although no assurance can be given, Atlantic believes that it will continue to generate income from access and management fees paid by buyers of health care services in 1998. As of November 5, 1998, Atlantic had agreements with employers covering over 3,200 lives.

            In January 1997, Atlantic entered into a business development agreement with Kanawha Insurance Company ("Kanawha") to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. The parties intend to market the health plans under the name, "Lighthouse Health Plans." In connection with these agreements, Atlantic and Kanawha formed a joint venture corporation named The Beacon Company ("Beacon"). In February 1998, Kanawha HealthCare Solutions, Inc. ("Kanawha HealthCare"), a subsidiary of Kanawha Insurance Company, and Beacon entered into several agreements, including a Master Contract, Managed Care Agreement and Administrative Services Agreement. Under the Master Contract, Kanawha HealthCare and Beacon have agreed to develop and market health maintenance organization, preferred provider organization and third party administrator health plan products. Beacon will function as a general agent for the sale of the health plan products, and Beacon will be the exclusive agent of Kanawha for the sale of fully insured Lighthouse Plans and other fully insured managed care products. Beacon and Kanawha jointly are to use their best efforts to offer and sell Lighthouse Health Plans and related services to self-funded employers. Under the Managed Care Agreement, Beacon shall establish and manage a regional preferred provider network of physicians, hospitals and other providers. Under the Administrative Services Agreement, Kanawha is to provide a management information system and provide administrative services required for enrollees and providers. Beacon is to provide a Medical Director and physicians for the Medical Management Committee that is to oversee the delivery of health care services.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

            Revenue increased from $43,856 for the three months ended September 30, 1997 to $56,315 for the three months ended September 30, 1998, an increase of $12,459, or 28%. This increase was due to a strong growth in group purchasing contract revenue and network access fees offset by a drop in administrative revenues.

            Operating expenses decreased from $102,963 for the three months ended September 30, 1997 to $98,905 for the three months ended September 30, 1998. This decrease was primarily attributable to a drop in consulting fees and officer compensation which was partially offset by increases in office and rent expense.

            Office and other expenses increased from $11,355 in the three months ended September 30, 1997 to $17,712 in the three months ended September 30, 1998, an increase of $6,357. This increase was primarily due to the Company's growth and related increases in communications expenses, office supply expenses and credentialing fees. Depreciation and amortization expense was $2,095 in the three months ended September 30, 1997 compared to $1,756 in the three months ended September 30, 1998. This increase was primarily due to the acquisition of communications equipment and other depreciable office equipment. Consulting fees decreased from $25,444 for the three months ended September 30, 1997 to $16,488 for the three months ended September 30, 1998, a decrease of $8,956 and salaries and wages decreased from $62,587 for the three months ended September 30, 1997 to $57,160 for the three months ended September 30, 1998.

            Atlantic incurred a net loss of $59,107 in the three months ended September 30, 1997 compared with a net loss of $42,590 in the three months ended September 30, 1998. This decrease in net loss was due to the increase in revenues and a reduction of consulting fees and salaries and wages.
Atlantic's management anticipates that its operating losses may continue for the next two years.

LIQUIDITY AND CAPITAL RESOURCES

            To date, Atlantic has financed its operations primarily through the sale of equity securities and the collection of administrative, group purchasing and network development and access fees.

            On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which Atlantic registered for offer and sale under the federal securities laws
(i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on April 28, 1998. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to its Registration Statement in response to comments received from the Securities and Exchange Commission. The Securities and Exchange Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since such date, Atlantic has sold 2,000 Primary Class Common Shares and 8,000 Referral Class Common Shares. Atlantic has sold an aggregate of 144,000 Primary Class Common Shares, 300,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. Atlantic plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to the Atlantic network.

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

            Atlantic had $93,904 and $121,792 in working capital at September 30, 1998 and 1997, respectively. Atlantic's cash and cash equivalents were $66,495 and $107,037 at September 30, 1998 and 1997, respectively. The decrease in Atlantic's working capital is primarily due to its continued losses. Depending upon the number of new shareholders that Atlantic obtains and the amount of revenue derived from its operations, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 1999. In the event that Atlantic's future stock sales and revenues are lower than projected, the Company anticipates that it may charge its shareholders assessments or decrease compensation paid to its officers.

            Atlantic did not have any material commitments for capital expenditures as of September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the three months ended September 30, 1998, the Company has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

            On October 19, 1996, the Company filed a Registration Statement on Form SB-2 (File No. 333-05826) with the Securities and Exchange Commission (the "Commission"), pursuant to which the Company registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares, at a purchase price of $1.00 per share. The Commission declared the Company's Registration Statement effective on December 30, 1996, and certain officers and directors of the Company commenced sale of its shares shortly thereafter. During the initial offering period which closed on July 28, 1997, the Company sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, the Company filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, the Company sold 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to the Registration Statement. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to the Registration Statement in response to a comment letter received from the Commission. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since such date, the Company has sold 2,000 Primary Class Common Shares and 8,000 Referral Class Common Shares. The Company has sold an aggregate of 144,000 Primary Class Common Shares, 300,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. The Company plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to its network.

            Since the Registration Statement was first declared effective on December 30, 1996, the Company has received $444,000 in gross proceeds, $105,000 of which the Company estimates has been used for offering expenses and the balance of which has been used for working capital. Of the $339,000 used for working capital, approximately $319,000 were paid to directors and officers of the Company in consideration of services rendered. Except for the foregoing, no payments have been made by the Company to any directors, officers, any persons owning 10% or more of any equity security of the Company or any affiliate of the Company. The Company anticipates that the net proceeds from its current offering will continue to be used for working capital. Up to $500,000 of the net proceeds of the offering may be used, as determined at the sole discretion of the Company's Board of Directors, to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 Exhibit
                 Number                        Description
                 ------                        -----------

                  27.1                         Financial Data Schedule

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ending September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ATLANTIC INTEGRATED HEALTH
November 10, 1998       INCORPORATED


                        By: /s/ J. Philip Mahaney Jr., M.D.
                            ----------------------------------------------
                                J. Philip Mahaney, Jr., M.D.
                                President and Chief Executive Officer
                                (principal executive officer)


                        By: /s/ Stephen W. Nuckolls
                            ----------------------------------------------
                                Stephen W. Nuckolls
                                Chief Financial Officer
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX


 Exhibit Number            Description                       Location
 --------------            -----------                       --------

     27.1            Financial Data Schedule       Filed herewith electronically