Form 10KSB40
period 1998-12-31
ATLANTIC INTEGRATED HEALTH INC
filed 1999-03-29
CIK 1025990

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                          COMMISSION FILE NO.: 333-5827

                              --------------------

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED
                 (Name of small business issuer in its charter)

             NORTH CAROLINA                                      56-1966823
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)

    1315 S. GLENBURNIE ROAD, SUITE A5,                              28562
        NEW BERN, NORTH CAROLINA                                 (Zip Code)
(Address of principal executive offices)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $ 283,413

         As of March 15, 1999, 312,500 Primary Class Common Shares, 454,000 Referral Class Common Shares and 4,000 Nonprofit Class Nonvoting Common Shares of the Registrant were deemed outstanding, and the aggregate market value of the issued and outstanding capital stock of the Registrant, excluding outstanding shares beneficially owned by directors and executive officers, was $734,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
  Transitional Small Business Disclosure Format (check one):   YES [ ]   NO [X]
================================================================================

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

         As of March 15, 1999, Atlantic had entered into Medical Services Provider Agreements covering over 500 physicians located in 21 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of March 15, 1999, Atlantic through its wholly-owned subsidiary, The Beacon Company ("Beacon"), had entered into Facility Participation Agreements with seven hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic, through Beacon, to work with local hospitals on joint contracting opportunities.

         Atlantic derives its revenues from four main sources. The first are fees paid by employers, managed care health plans, and other third-party payors to access Atlantic's integrated provider network. The second are commissions and fees paid by employers for health plan related administrative and consulting services. The third are fees paid by vendors on behalf of participating physicians for providing group purchasing and related services, and the last is administrative service fees paid by participating medical practice groups.

         Atlantic's strategy is to continue to develop a multi-specialty Integrated Medical Group Network in Eastern North Carolina. In each targeted community Atlantic plans to affiliate with local physicians who provide a variety of medical specialty services. To implement its strategy, Atlantic intends to pursue: (i) growth in its existing community markets; (ii) expansion into new community markets through affiliation with physician medical practice groups or existing provider networks; (iii) creation of contract relationships with hospitals, health plans, and other third-party payors in the community market areas; (iv) use of management information systems and electronic data interchange; and (v) management activities to increase the efficiency of and reduce costs associated with the operation of Atlantic's regional network.

         Consistent with this strategy, Atlantic entered into certain agreements with Kanawha HealthCare Solutions, Inc. and its parent Kanawha Insurance Company ("Kanawha") in February 1998. These agreements outline duties and responsibilities of each organization to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. Initially, the parties intended to develop and distribute health maintenance organization ("HMO"), preferred provider organization ("PPO") and third party administrator health plan products. Since the agreements were executed,

Kanawha has exited the HMO marketplace in North Carolina. However, Atlantic and Kanawha are still working together to launch a PPO and jointly market their health plan products to self-insured payors.

         In connection with these agreements, Atlantic and Kanawha formed The Beacon Company ("Beacon"). Beacon is licensed by the State of North Carolina as an insurance agency and serves as the general agent for the sale of Kanawha/Beacon health plan products. Initially, Atlantic and Kanawha each purchased 1,000 shares of common stock of Beacon. However, in June 1998, Atlantic purchased all of the 1,000 shares of Beacon common stock owned by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible, subordinated debenture in the principal amount of $90,000 (the "Debenture"). The Debenture is due and payable on June 30, 2003 and bears interest at the rate of 6% per annum. The Debenture is convertible into 4% of Beacon's outstanding common stock if Beacon completes a public offering of its common stock. Beacon does not have any right to redeem the Debenture prior to maturity. Upon the occurrence of an "Event of Default," as defined under the Debenture, the entire unpaid principal and accrued interest will become immediately due and payable.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which Atlantic registered for offer and sale under the federal securities laws
(i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No.
3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. The net proceeds from Atlantic's Offering have been used for working capital. Atlantic intends to file a Post-Effective Amendment No. 5 in April 1999 to continue the offering.

MISSION

         The shareholders of Atlantic share the common vision that Atlantic is to be a physician-owned and governed network of medical practice groups. Atlantic's mission is to integrate, economically and clinically, physicians now practicing primarily in single-specialty medical practice groups into a larger multi-specialty group Integrated Medical Group Network to:

         o integrate and coordinate multi-specialty patient care beginning at the local community level;

         o improve the access, quality and cost effectiveness of health care services delivered through the development of new health care service delivery products that are competitive and responsive to the changing requirements and opportunities of the marketplace;

         o develop and implement network administrative, operating and information systems required to improve the delivery of health care services and patient outcomes;

         o negotiate managed care (capitation, percentage of premium, and other permitted risk sharing) health plan contracts and contracts with other buyers of health care services; and

         o develop the capability to provide additional ancillary services and generate additional efficiencies in the delivery of outpatient services.

         To accomplish its mission, Atlantic is seeking well-defined, long-term relationships with health plans and other buyers of health care services which share its vision and commitment to influencing changes in the health care delivery system that are positive for patients and helpful to health care providers. Atlantic has developed and continues to develop working relationships with hospitals and other health care providers in its geographic service region of Eastern North Carolina, providing physicians the maximum flexibility to provide patients with the best possible care.

INDUSTRY

         Concerns over the accelerating cost of health care have resulted in the increasing prominence of managed care. As markets have evolved from traditional fee-for-service medicine to managed care, insurance companies and health care providers have confronted market pressures to provide high quality health care in a cost-effective manner. Purchasers of health care services bargain collectively in an effort to reduce premiums and to bring about greater accountability of health plans and providers with respect to accessibility, choice of provider, quality of care and other indicators of consumer satisfaction. The focus on cost-containment has placed small to mid-sized physician groups and solo practices at a disadvantage because they typically have higher operating costs and little purchasing power with suppliers; they often lack and do not have the capital to purchase new technologies that can improve quality and reduce costs; and they do not have the cost accounting and quality management systems necessary for entry into sophisticated risk-sharing contracts with payors.

         Industry experts expect the health care delivery system to evolve into a system in which the primary care physician, often part of a multi-specialty group or network, is a key leader in managing and directing health care expenditures. As a result of these developments, primary care physicians have increasingly become the conduit for the delivery of medical care by acting as "case managers" and directing referrals to certain specialists, hospitals, alternate-site facilities and diagnostic facilities. By contracting directly with payors, organizations that have both primary care and referral physician leadership are able to reduce the administrative overhead expenses incurred by medical practice groups and health plans and thereby reduce the cost of delivering health care services.

         As a result of the trends toward increased enrollment in managed care health plans and physician membership in medical practice groups, health care providers have sought to reorganize themselves into integrated health care delivery systems that are better suited to this environment. Some physician groups and networks are joining with hospitals and other institutional providers in various ways to create vertically integrated delivery systems which provide medical and hospital services ranging from community-based primary medical care to specialized inpatient services. These health care delivery systems contract with health plans to provide hospital and medical services to enrollees under full risk contracts, through which providers assume the obligation of providing both the professional and institutional components of covered health care services to the plans enrollees.

         In order to compete effectively in this emerging environment, physicians are concluding that they must have control over the delivery and financial impact of a broader range of health care services through the acceptance of a global capitation. Moreover, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations and networks, like Atlantic, which offer experienced, innovative management and management information systems.

         Many payors and their intermediaries, including governmental entities, look to network providers of physician services to develop and maintain quality outcomes, management programs and patient care data. In addition, such payors and intermediaries seek to share the risk of providing health care services through capitation arrangements which provide for fixed payments for patient care over a specified period of time. While the acceptance of greater responsibility and risk provides the opportunity to retain and enhance market share and operate at a higher level of profitability, medical practice groups and independent physicians have determined that the acceptance of capitation carries with it significant requirements for infrastructure, information systems, capital, network resources and financial and medical management. Physicians increasingly are turning to organizations, such as Atlantic, to provide the resources necessary to function effectively in this environment.

BUSINESS STRATEGY

         Atlantic's strategy focuses on business activities in four principal areas:

         1.       FORMING A REGIONAL PHYSICIAN NETWORK.

         Management of Atlantic believes that the majority of health care services will continue to be delivered at the local community level in the future, particularly primary medical care in rural regions, such as Eastern North Carolina. Based on its experience and discussions with buyers of health care services, management of Atlantic believes that the purchase of health care services will increasingly be accomplished through contracts with regional networks of physicians and other providers; and thus demand by buyers of health care services will grow rapidly for a regional, high quality physician network in Eastern North Carolina that is capable of sharing risk. Atlantic continues to meet this market demand by selectively contracting with physicians in communities throughout Eastern North Carolina. As of March 15, 1999, Atlantic had entered into Medical Services Provider Agreements covering over 500 physicians located in 21 counties of Eastern North Carolina. Each participating physician is credentialed through an established process that meets and/or exceeds National Commission for Quality Assurance ("NCQA") guidelines. The Medical Services Provider Agreement, entered into by all medical practice groups participating in Atlantic, requires participating physicians to follow specific administrative and clinical policies and procedures adopted by Atlantic's Board of Directors.

         2.       DEVELOPING STRATEGIC ALLIANCES.

         Atlantic believes that developing strategic relationships with hospitals, other health care providers and insurance carriers, including HMOs, improves the delivery of health care services and patient care. Atlantic continues to actively pursue the development of such relationships.

         Atlantic's current and proposed agreements with hospital and other providers strive to enhance the quality and efficiency of care to patients and provide an integrated and coordinated continuum of care. Consistent with this goal, Atlantic's current agreements with hospitals and other providers feature discounted fee for service formulas. As Atlantic attempts to position itself within a managed care market, Atlantic's proposed agreements with hospitals and other providers will feature reimbursement formulas that align financial and clinical incentives between physicians, hospitals, and other providers to best meet patient care needs. As Atlantic physicians share permitted financial risk, hospitals and other providers will be placed at risk for those aspects of health care delivery that they most directly influence or control. As of March 15, 1999, Atlantic, through its subsidiary, Beacon, had entered into Facility Participation Agreements with seven hospitals in Eastern North Carolina.

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

         Atlantic entered into certain agreements with Kanawha in February 1998. These agreements outline duties and responsibilities of each organization to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. Initially, the parties intended to develop and distribute HMO, PPO and third party administrator health plan products. Since the agreements were executed, Kanawha has exited the HMO marketplace in North Carolina. However, Atlantic and Kanawha are still working together to launch a PPO and jointly market their health plan products to self-insured payors. In June 1998, Atlantic purchased all of Kanawha's ownership interest in Beacon. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

         Affiliated physicians are required to honor the terms and conditions of contracts entered into by Atlantic and approved by respective medical practice groups of such physicians. However, Atlantic does not prejudice individual participating physicians or medical practice groups from entering into direct agreements with managed care health plans, insurance companies or other buyers of health care services. Atlantic's standard Medical Services Provider Agreement does provide, however, that Atlantic shall have the exclusive right, for a period of 180 days to negotiate a new Network/Buyer Agreement with certain buyers of health care services designated by Atlantic. In the event that Atlantic does not enter into a Network/Buyer Agreement with a designated buyer of health care services within 180 days, the affiliated physicians have the right to contract with any buyer of health care services, regardless of whether or not Atlantic has contracted with a particular plan.

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

         To this end, Atlantic has developed and formed a group purchasing program whereby participating physicians and medical practice groups may acquire frequently utilized goods and services. Atlantic's main programs include professional liability insurance, medical supplies, reference laboratory services, telecommunications services and compliance with Occupational Safety and Health Administration ("OSHA") training. Atlantic continues to issue requests-for-proposals for office supplies and other business services and information systems. Atlantic also continues to expand its consulting services to medical practice groups and physicians. These services include physician recruitment, establishment of cross coverage arrangements and creating a medical practice, opening a new office, or combining or merging practices.

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

            MEDICAL PRACTICE GROUP/         HEALTH PLANS
            PHYSICIAN SHAREHOLDERS          OTHER BUYERS OF HEALTH CARE SERVICES
                              \                  /
                               \                /  -- Permitted Risk Sharing and
                                \              /      Non-Risk Sharing Provider
                                 \            /       Agreements
                                  \          /
                ---------------------------------------------
                |  ATLANTIC INTEGRATED HEALTH INCORPORATED  |
                |                                           |
                |      -- Physician Board of Directors      |
                |      -- Physician Officers                |
                |      -- Lay Chief Operating Officer       |
                |      -- Lay Chief Financial Officer       |
                |      -- Committees                        |
                |      -- Administative Staff               |
                |      -- Management Information System     |
                ---------------------------------------------
                                  /          \
                                 /            \
Non-Exclusive Medical Services  /              \
Provider Agreement             /                \
                              /                  \
                             /                    \
-----------------------------------          -----------------------------------
|     MEDICAL GROUP/PHYSICIAN     |          |     MEDICAL GROUP/PHYSICIAN     |
|  -- Own property and equipment  |          |                                 |
|  -- Employ support staff        |          |                                 |
-----------------------------------          -----------------------------------
                   /
                  /
                 / -- Employment Agreement
                /
               /
          Physician

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

         The Board of Directors has established a number of committees that are advisory committees of the Board of Directors and oversee and recommend policies and procedures concerning matters of general management, finance, marketing, contracting, continuous quality improvement, utilization management and management information systems. The members of such committees are primarily physicians who are participants in the Atlantic network, although other physicians and lay persons may also be designated members of the committees.

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

         MANAGEMENT: Because of the complex array of business activities that Atlantic pursues, Atlantic has undertaken to retain qualified management personnel and professional advisors to carry out the day-to-day work of managing the network. The central network office is supervised by the Chief Operating Officer who was selected by and is accountable to the Board of Directors. Atlantic staff supports the Board of Directors and its committees; facilitates strategic planning regarding the growth and development of network services; manages shared practice management services provided or available to affiliated physicians; assists the network in its efforts to obtain and manage risk contracts with managed care health plans and other buyers of health care services; and is responsible for developing management systems, including pro forma financial schedules to facilitate the monitoring of revenues and expenditures incurred by the network.

         In addition to the Chief Operating Officer, Atlantic, as its grows in size and function, will continue to develop its own staff with experience in such areas as finance, marketing, health services/provider relations and management information systems. The number and type of staff employed or retained will evolve based on the size of the network, number of enrollees and patients served and complexity of planning or management challenges.

         Atlantic is still developing many of its business operations. As a result, Atlantic contracts with consultants to assure that the array of experience and expertise necessary to expand the network successfully is readily available. Atlantic requires the on-going advice of attorneys, certified public accountants and consulting actuaries.

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

         Federal and state laws regulate the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the soliciting or receiving, or the offering or payment of remuneration, either directly or indirectly, in return for or to induce a referral of items or services for federal health care program patients including, among other patients, Medicare and Medicaid patients. Federal and state statutes impose restrictions on physician referrals of designated health services to entities with which the physician has a financial relationship. These laws and applicable regulations also regulate the submission of claims for the reimbursement of physician services, or for services incident to those services, provided under federal health care programs that are false or fraudulent. Violations of these laws may result in substantial civil and criminal penalties, including civil monetary penalties, exclusion from the participation in federal health care programs, including, among other programs, the Medicare and Medicaid programs, loss of licensure to practice medicine and other penalties. Such exclusion and penalties, if applied to Atlantic's affiliated medical practice groups, could have an adverse effect on Atlantic.

         Extensive procedural and substantive changes to fraud and abuse and reimbursement related provisions of federal law were enacted as part of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Balanced Budget Act of 1997 ("BBA"). In part, the changes provided new funding and other incentives to encourage more vigorous enforcement of existing law. In addition, new criminal and civil penalty provisions were added, existing requirements and penalties were extended to additional federal programs, and changes were made to mandatory and permissive exclusion provisions. New criminal violations relating to "health care fraud" and "federal health care offense" were defined. New civil monetary penalties were added for actions such as patterns of incorrect coding or billing for unnecessary services, offering inducements to beneficiaries to obtain services from a particular provider, and for contracting with, or employing, an individual who is excluded from participation in a federal health care program. During 1998 alone, HIPAA and BBA also have resulted in a very substantial number of proposed and final rules, advisory opinions and other notifications.

         Certain provisions of state and federal statutes, commonly referred to as the "Anti-kickback Laws," prohibit the offer, payment, solicitation or receipt of any form of remuneration either in return for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by a "federal health care program." For purposes of the Anti-kickback Law, a "federal health care program" includes the Medicare and Medicaid programs and any other plan or program that provides health benefits which are funded directly, in whole or in part, by the United States Government. The Anti-kickback Laws are broad in scope and have been broadly interpreted by courts in many jurisdictions. Read literally, the statutes place at risk many otherwise legitimate business arrangements, potentially subjecting such arrangements to lengthy, expensive investigations and prosecutions initiated by federal and state governmental officials.

         The federal government has published several final and proposed regulations for the creation of certain "safe harbors" from prosecution under the federal Anti-kickback Law, but some of Atlantic's operations do not satisfy the requirements for any of the "safe harbor" exemptions. Management of Atlantic believes, however, that in the conduct of its contemplated business operations Atlantic will not be in a position to make or influence the referral of patients for goods or services and that such business operations will not constitute or generate any violation of state or federal Anti-kickback Laws. To the extent Atlantic is deemed by state or federal authorities to be a separate provider of health care services, making referrals to or receiving referrals from physicians or medical practice groups through its Non-Exclusive Medical Provider Agreements, the financial arrangement under such agreements could be subject to scrutiny and prosecution under the anti-kickback laws. Violation of the Anti-kickback Laws is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties, including excluding violators from participation in federal health care programs, and other criminal and civil penalties may be imposed pursuant to applicable state laws.

         Significant prohibitions against physician referrals were enacted, subject to certain exemptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exemptions, Stark II prohibits a physician or a member of the physician's immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include the provision of clinical laboratory services, radiology, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violation of Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." Since Atlantic is to provide administrative services only and is not to provide any "designated health services" or other health services, management of Atlantic believes that its business operations will not generate any violations of the Stark legislation. While Atlantic believes it will be in compliance with the Stark legislation, future regulations could require Atlantic to modify the form of its relationships with the affiliated physician groups. For example, proposed regulations implementing the Stark II laws were issued in January 1998, but have yet to be finalized. Moreover, the violation of the Stark legislation by any of Atlantic's affiliated medical practice groups could result in significant fines and loss of reimbursement which would adversely affect Atlantic.

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

EMPLOYEES

         As of March 15, 1999, Atlantic had five full-time employees, including the Chief Operating Officer. Atlantic is not subject to any collective bargaining agreements and believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Atlantic's offices are located at 1315 S. Glenburnie Road, Suite A5, New Bern, North Carolina 28562. Atlantic signed a one-year lease for approximately 1,300 square feet at an aggregate monthly rent of approximately $805 (including association fees). Atlantic plans to renew its lease in May 1999.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material pending legal, governmental, administrative or other proceedings to which Atlantic is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Shareholders of Atlantic ("Annual Meeting") was held on November 20, 1998. The following matters were voted on and approved by Atlantic's shareholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.       ELECTION OF DIRECTORS (1)

For Three-Year Term            For       Against     Abstain     Broker Non-Vote
-------------------            ---       -------     -------     ---------------

J. Philip Mahaney, M.D.*     208,000        0           0               0
Alice P. Seldon, M.D.**      216,000        0           0               0
Leo E. Waivers, M.D.*        208,000        0           0               0
Mark N. Dumas, M.D.*         208,000        0           0               0
Edwin P. Little, M.D.*       208,000        0           0               0
Michael J. Lobos, M.D.**     216,000        0           0               0

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

2. RATIFICATION OF ARTHUR ANDERSEN LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 1999.

                               For       Against     Abstain     Broker Non-Vote
                               ---       -------     -------     ---------------
                             424,000        0           0               0



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public or private trading market for Atlantic's Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares. The development of a trading market for such shares is precluded for two reasons. First, ownership of such shares is restricted to certain individuals and groups. For example, pursuant to Atlantic's Amended and Restated Articles of Incorporation, Primary Class Common Shares may be held only by Primary Care Physicians, which are defined in Atlantic's Bylaws, as amended, as physicians who practice substantially (75% or more as determined by gross practice revenues) in one or more of the primary care specialties of family practice, general internal medicine, general pediatrics or general practice ("Primary Care Specialties"); are generally not board certified in any specialty other than a Primary Care Specialty; and, if board certified in any other specialty other than a Primary Care Specialty, generally do not hold themselves out as practicing in any specialty other than the Primary Care Specialties, which physicians, either directly or through a practice group, or practices, have contracted with Atlantic to provide medical and other health care services through contracts negotiated by Atlantic.

         Pursuant to Atlantic's Amended and Restated Articles of Incorporation, Referral Class Common Shares may be held only by physicians practicing primarily in referral medical and surgical specialties other than Primary Care Specialties, which physicians, either directly or through a practice group, or practices, have contracted with Atlantic to provide medical and other health care services through contracts negotiated by Atlantic.

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

         As of March 15, 1999, there were 166 record holders of Atlantic's Primary Class Common Shares, 227 record holders of Atlantic's Referral Class Common Shares and two record holders of Atlantic's Nonprofit Class Nonvoting Common Shares. No cash dividends were declared or paid by Atlantic on the Primary Class Common Shares, Referral Class Common Shares or the Nonprofit Class Nonvoting Common Shares during the years ending December 31, 1997 or 1998.

         During the fiscal year ended December 31, 1998, Atlantic did not issue any securities without registration under the Securities Act.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which Atlantic registered for offer and sale under the federal securities laws
(i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No.
3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996.

         During the calendar year ended December 31, 1998, Atlantic sold an aggregate of 10,000 Primary Class Common Shares, 108,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. All classes of capital stock were sold at $1.00 per share, and the total amount raised under the offering for the year ended December 31, 1998 was $118,000. Atlantic estimates that the total expenses incurred in connection with the Offering during 1998 were approximately $10,000, thereby resulting in $108,000 in net proceeds to Atlantic for the year. As indicated in Atlantic's Registration Statement, all of the expenses incurred in connection with the offering were paid to unrelated parties or entities. The vast majority of the offering expenses were paid to attorneys, accountants and financial printers. The balance of the net proceeds received by Atlantic was used to fund general working capital purposes, including payment of rent and the salaries of certain directors and officers. See "Item 10--Executive Compensation."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         As of March 15, 1999, Atlantic had entered into Medical Services Provider Agreements covering over 500 physicians located in 21 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of March 15, 1999, Atlantic through its subsidiary, The Beacon Company, had entered into Facility Participation Agreements with seven hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic to work with local hospitals on joint contracting opportunities.

         Atlantic derives its revenues from four main sources. The first are fees paid by employers, managed care health plans, and other third-party payors to access Atlantic's integrated provider network. The second are commissions and fees paid by employers for health plan related administrative and consulting services. The third are fees paid by vendors on behalf of participating physicians for providing group purchasing and related services, and the last is administrative service fees paid by participating medical practice groups.

         Atlantic plans to continue to provide administrative, group purchasing and other services to participating physicians and to collect fees for performing such services during 1999. Management, however, believes that Atlantic's long term success will result from its continued ability to generate revenues from managed care plans, HMOs, insurance carriers, employers and other buyers of health care services for obtaining access to Atlantic's network and health plan management services.

         Atlantic continues to meet directly with the management of major regional employers and their employee benefits consultants to discuss Atlantic's network and health plan management services. Although no assurance can be given, Atlantic believes that it will continue to generate income from access and management fees paid by buyers of health care services in 1999. As of March 15, 1999, Atlantic had agreements with employers covering over 6,000 lives.

         Atlantic entered into certain agreements with Kanawha in February 1998. These agreements outline duties and responsibilities of each organization to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. Initially, the parties intended to develop and distribute HMO, PPO and third party administrator health plan products. Since the agreements were executed, Kanawha has exited the HMO marketplace in North Carolina. However, Atlantic and Kanawha are still working together to launch a preferred provider organization and jointly market their health plan products to self-insured payors.

         In connection with these agreements, Atlantic and Kanawha formed The Beacon Company. Beacon is licensed by the State of North Carolina as an insurance agency and serves as the general agent for the sale of Kanawha/Beacon health plan products. Initially, Atlantic and Kanawha each purchased 1,000 shares of common stock of Beacon. However, in June 1998, Atlantic purchased all of the 1,000 shares of Beacon common stock owned by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible, subordinated debenture in the principal amount of $90,000. The Debenture is due and payable on June 30, 2003 and bears interest at the rate of 6% per annum. The Debenture is convertible into 4% of Beacon's outstanding common stock if Beacon completes a public offering of its common stock. Beacon does not have any right to redeem the Debenture prior to maturity. Upon the occurrence of an "Event of Default," as defined under the Debenture, the entire unpaid principal and accrued interest will become immediately due and payable.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

         Net revenue for 1998 of $283,413 was approximately equal to 1997 revenues of $283,240. While total revenues were constant from 1997 to 1998, the change in the sources of 1998 revenue was more dramatic. Revenues generated from group purchasing contracts increased from $30,889 in 1997 to $175,152 in 1998, an increase of $144,263 or 467%. This increase was offset by a drop in network development and access fees from $70,000 in 1997 to $30,532 in 1998, a decrease of $39,468 or 57% and administrative fees paid from affiliated medical practice groups which fell from $185,350 in 1997 to $72,771 in 1998. The declines in these two categories were not disappointing to Atlantic because in 1998 the network development and access fees were generated from 12 customers while 1997 revenue was derived from one. In addition, Atlantic has been working towards reducing its reliance on administrative fees collected directly from its affiliated medical practice groups.

         Operating expenses decreased from $456,086 in 1997 to $412,953 in 1998, a decrease of $43,133 or 9%. This decrease was primarily attributable to a drop in consulting fees which was partially offset by increases in all other operating expenses.

         Salaries and wages expense increased from $251,803 in 1997 to $291,410 in 1998, an increase of $39,607. This increase was primarily due to the addition of provider relations and network marketing representatives along with customary salary increases. Consulting fees decreased from $135,717 in 1997 to $21,063 in 1998, a decrease of $114,654. Consulting fees in 1997 were higher than in 1998 because of the costs associated with Atlantic's negotiation of contracts associated with the Kanawha/Beacon transaction, drafting and negotiation of facility contracts with hospitals and exploring alternatives for capitalizing Beacon. Office and other expenses increased from $44,907 in 1997 to $67,246 in 1998, an increase of $22,339. The increase was due primarily to an increase in telecommunications, printing and general office supplies. Atlantic's rent/occupancy expense increased from $4,420 in 1997 to $10,018 in 1998 due to the relocation of Atlantic's new headquarters. Depreciation and amortization expense increased slightly due to the acquisition of depreciable office equipment. Atlantic's recruiting and educational expenses increased from $6,781 in 1997 to $12,196 in 1998 because of increased network development activities.

         Atlantic incurred a net loss of $126,980 in 1998 compared to a net loss of $171,869 in 1997. Since inception, Atlantic has incurred an accumulated deficit of $472,849. The decrease in net loss in 1998 was primarily due to a decrease in consulting fees in 1998. Atlantic anticipates that its operating losses will continue for at least the next two years.

LIQUIDITY AND CAPITAL RESOURCES

         To date, Atlantic has financed its operations primarily through the sale of equity securities and the collection of network development and access fees and administrative fees.

         On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Commission, pursuant to which Atlantic registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares;
(ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. Atlantic plans to file Post-Effective Amendment No. 5 to continue the offering and add additional physicians to the Atlantic network. The net proceeds from Atlantic's Offering have been used for working capital.

         Atlantic had $138,237 and $112,817 in working capital at December 31, 1998 and 1997, respectively. Atlantic's cash and cash equivalents were $115,507 and $101,776 at December 31, 1998 and 1997, respectively. The increase in Atlantic's working capital and cash balance is due to the increase in revenues described above and Atlantic's stock offering. Depending upon the success of Atlantic's stock offering, which Atlantic believes it will reactivate in the second quarter of 1999, and the amount of future revenue derived from network development and access fees, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 31, 1999. In the event that the Company's future stock sales and revenues derived from network development and access fees are lower than projected, the Company anticipates that it may charge its shareholders assessments, reduce staff or decrease compensation paid to its officers.

         Atlantic did not have any material commitments for capital expenditures as of December 31, 1998.

IMPORTANT FACTORS TO CONSIDER

The following factors are important and should be considered carefully in connection with any evaluation of Atlantic's business, financial condition, results of operations and prospects.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT.

         Atlantic was incorporated in December 1994 and has a limited operating history. The business of Atlantic is subject to the risks inherent in the establishment of a new business enterprise. Because Atlantic was recently formed and has limited operations, it cannot provide prospective investors with the type of information that would be available from an institution with a longer history of operations. Atlantic's profitability will depend primarily upon the efforts of the individual physicians and medical practice groups that are participating providers of medical services pursuant to Medical Services Provider Agreements with Atlantic. There is no assurance that Atlantic will ever operate profitably. As a result of the substantial start-up expenditures that have been and will continue to be incurred, Atlantic can be expected to continue to incur operating losses during at least the next two years of operations. Furthermore, any delays in commencing substantial business operations will further increase start-up expenses and delay realization of potential revenues and income. As of December 31, 1998, Atlantic had accumulated a deficit since its inception in an amount equal to $472,849. As a result of Atlantic's accumulated deficit, along with other matters, the report of Atlantic's independent public accountants on Atlantic's financial statements contains an explanatory paragraph concerning Atlantic's ability to continue as a going concern.

NEED FOR ADDITIONAL FINANCING

         The use of proceeds from Atlantic's offering have been and will continue to be used for general working capital purposes until Atlantic begins generating additional operating revenues. Atlantic desires that a portion of the proceeds of the offering be used to explore the desirability and feasibility of organizing, licensing and operating an affiliate health maintenance organization or other health plan. No assurance can be provided, however, that the Board of Directors will determine to undertake any such study or to proceed with any such organization or affiliate company organization and operation. Management believes that if the anticipated fees are collected under the Administrative Fee Assessment

Program and if Atlantic achieves its expected revenues and is able to manage its expenses at budgeted levels, it will not require any significant additional capital. If Atlantic's revenues are not sufficient to complete its initial business development activities, Atlantic may adjust its medical services fee arrangements, collect fees under the Administrative Fee Assessment Program and seek to raise additional capital. There can be no assurance that Atlantic will be successful in executing its business plan or that it will be able to increase the fees charged to buyers of health care services or reduce the fees paid to participating providers if it is unable to achieve profitable operations. Atlantic plans to conduct additional offerings of shares of its capital stock as it adds additional physicians to the Atlantic network. Such additional offerings may result in dilution of the equity interests of Atlantic's shareholders. In any event, there can be no assurance that Atlantic will be able to sell additional shares or obtain any necessary additional financing on satisfactory terms, or at all.

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

DEPENDENCE ON LONG-TERM RELATIONSHIPS WITH MANAGED CARE HEALTH PLANS, INSURANCE CARRIERS, EMPLOYERS AND OTHER BUYERS OF HEALTH CARE SERVICES

         Atlantic's profitability and long-range business plans will be dependent upon its entering into contracts and long-term relationships between Atlantic and managed care health plans, insurance carriers, employers and other buyers of health care services. Consistent with this strategy, Atlantic entered into a series of agreements with Kanawha Insurance Company ("Kanawha") to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. In connection with these agreements, Atlantic and Kanawha formed The Beacon Company ("Beacon"). In June 1998, Atlantic purchased all of Kanawha's ownership interest in Beacon. The development of Beacon and the relationship among Atlantic, Beacon and Kanawha has consumed a significant amount of time and energy of Atlantic's management, and there can be no assurance that Atlantic and its subsidiaries will be successful in developing such health plans or in securing new business opportunities for Atlantic. Although Atlantic, through Beacon, entered into these agreements with Kanawha, Atlantic continues to meet with managed care health plans and insurance companies desiring to compete in the Eastern North Carolina marketplace for enrollees. Additionally, Atlantic continues to develop agreements with managed care organizations or third party administrators, to facilitate the offering of services by Atlantic medical practice groups to large partially and fully self-insured employers. Although Atlantic believes that it will be able to enter into and maintain such relationships with a sufficient number of buyers of health care services, there can be no assurance that Atlantic will be able to do so on a timely basis or under favorable terms.

COMPETITION

         The health care industry is very competitive. Atlantic and its affiliated physicians and medical practice groups compete with individual physicians and medical practice groups, HMOs, preferred provider organizations ("PPOs"), physician-hospital organizations, integrated delivery systems and physician practice management companies. Many of Atlantic's competitors are significantly larger and have substantially greater capital resources than Atlantic. There is no assurance that Atlantic will be able to compete effectively against such competitors. Even though Atlantic's competitors will include certain existing managed health care plans, such as HMOs, Atlantic intends to market the services of its integrated, multi-specialty group network to certain other managed health care plans with which Atlantic will not compete. Atlantic's success and profitability will be dependent, in part, on its ability to establish contract relationships with existing health plan organizations, which will provide Atlantic access to employer buyer coalitions and other insured and self insured employer groups. Currently, Atlantic has one existing preferred provider contract with an insurance company and numerous other contracts with self-insured employers. Atlantic does not have long-term relationships with any managed care health plan or other buyers of health care services. Continuing consolidation of the participants in the health care industry could limit Atlantic's opportunities to establish additional contracts and relationships.

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

         In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Certain aspects of these health care proposals, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect Atlantic.

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

ITEM 7.  FINANCIAL STATEMENTS.

The following Consolidated Financial Statements and Independent Auditors' Report are included herein on the pages indicated:
                                                                            PAGE
                                                                            ----
          Report of Arthur Andersen LLP......................................F-2

          Consolidated Balance Sheets as of December 31, 1998 and 1997.......F-3

          Consolidated Statements of Operations for the years ended
          December 31, 1998, 1997 and 1996...................................F-4

          Consolidated Statements of Shareholders' Equity (Deficit)
          for the years ended December 31, 1998, 1997 and 1996...............F-5

          Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996...................................F-6

          Notes to Consolidated Financial Statements..................F-7 - F-11


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a) Directors, Executive Officers, Promoters and Control Persons of Atlantic.

         The directors and executive officers of Atlantic as of March 15, 1999 are as follows:

            Name              Age    Position
            ----              ---    --------

J. Philip Mahaney, Jr., M.D.   53    President and Chief Executive Officer
                                     and Director*

John P. Emerick, M.D.          49    Treasurer and Director**

W. James Stackhouse, M.D.      49    Chairman of the Board and Director*

Robert H. Blake, III           40    Chief Operating Officer

Stephen W. Nuckolls            31    Chief Financial Officer

Michael L. Bramley, M.D.       51    Vice President and Director*

Charles J. Baio, M.D.          48    Director*

Graham A. Barden, III, M.D.    43    Director*

Mark N. Dumas, M.D.            47    Director*

A. Clark Gaither, M.D.         44    Director*

Frank L. Gay, M.D.             38    Director***

Robert A. Krause, M.D.         50    Director*

Edwin P. Little, M.D.          44    Director*

Michael J. Lobos, M.D.         39    Director**

Robert S. Meyer, M.D.          51    Secretary and Director*

Alice P. Selden, M.D.          46    Director**

Leo E. Waivers, M.D.           46    Director*

Daniel Whitley, Jr., M.D.      47    Director**

John A. Williams, III, M.D.    41    Director**

Kerry A. Willis, M.D.          39    Director*

------------------------------------

* Primary Director
** Referral Director
*** OB/GYN Director

         J. PHILIP MAHANEY, JR., M.D. has served as President and Chief Executive Officer of Atlantic since March 1996 and has served as a director of Atlantic since December 1994. He is a family practice physician with Coastal Carolina Health Care, P.A., a medical practice group located in New Bern, North Carolina. Dr. Mahaney also serves as the Treasurer of Coastal Carolina Health Care, P.A.

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

         W. JAMES STACKHOUSE, M.D. has served as the Chairman of the Board of Directors of Atlantic since April 1998. Prior to becoming Chairman, he served as the Treasurer of Atlantic from November 1996 to April 1998. He is a physician practicing internal medicine with Goldsboro Medical Specialists, P.A., a medical practice group located in Goldsboro, North Carolina. Dr. Stackhouse has been a physician with Goldsboro Medical Specialists, P.A. since 1981.

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

         STEPHEN W. NUCKOLLS has been the Chief Financial Officer of Atlantic since April 1997. He also serves as the Chief Operating Officer of Coastal Carolina Health Care, PA., a medical practice group located in New Bern, North Carolina. From September 1995 to July 1996, Mr. Nuckolls served as Chief Financial Officer of Blue Ridge Primary Care, Inc., an integrated medical group of over 120 physicians based in Roanoke, Virginia which subsequently merged with the Carilion Health System. From May 1990 to September 1995, Mr. Nuckolls was employed by McGladrey & Pullen, LLC, an international accounting and consulting firm.

         MICHAEL L. BRAMLEY, M.D. has served as Vice President of Atlantic since November 1996 and as a director of Atlantic since October 1996. He is a practicing pediatrician with Greenville Pediatrics, P.A., a medical practice group located in Greenville, North Carolina. Dr. Bramley has been with Greenville Pediatrics, P.A. since 1976 and also serves as Secretary of Greenville Pediatrics, P.A.

         CHARLES J. BAIO, M.D. has served as a director of Atlantic since April 1997. He practices internal medicine with Wilson Medical Associate, P.A., in Wilson, North Carolina. Dr. Baio has practiced medicine since 1984.

         GRAHAM A. BARDEN, III, M.D. FAAP has served as a director of Atlantic since April 1997. He is a practicing pediatrician with Coastal Childrens' Clinic, Inc., a pediatric practice group located in New Bern, North Carolina. Dr. Barden has been a pediatrician with Coastal Childrens' Clinic, Inc. since 1986.

         MARK N. DUMAS, M.D. has served as a director of Atlantic since November 1998. He practices internal medicine with Kinston Medical Specialists, P.A., in Kinston, North Carolina where he has worked since 1986.

         A. CLARK GAITHER, M.D. has served as a director of Atlantic since June 1995. He is a practicing physician with Goldsboro Family Physicians, P.A., a medical practice group located in Goldsboro, North Carolina. He also serves as President of Goldsboro Family Physicians, P.A. and has practiced medicine with Goldsboro Family Physicians, P.A. since 1992.

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

         ROBERT A. KRAUSE, M.D. has served as a director of Atlantic since December 1994. He is a self-employed family practitioner. He has served in such a capacity since 1989.

         EDWIN P. LITTLE, M.D. has served as a director of Atlantic since November 1998. He has practiced family medicine in Pink Hill, North Carolina since 1983. He was self-employed until he joined Kinston Medical Specialists, P.A. in 1996.

         MICHAEL J. LOBOS, M.D. has served as a director of Atlantic since October 1998. He has practiced urology with Washington Urological Associates, P.A. located in Washington, North Carolina since 1992.

         ROBERT S. MEYER, M.D. has served as Secretary and as a director of Atlantic since March 1996. Dr. Meyer is a self-employed family practice physician. Dr. Meyer has practiced family medicine since 1978. Dr. Meyer is the Chairman of the Board and Medical Director for Home Health and Hospice CARE, Inc., a non-profit home health agency headquartered in Goldsboro, North Carolina.

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

         KERRY A. WILLIS, M.D. has served as a director of Atlantic since December 1994 and the Chairman of the Board of Directors of The Beacon Company (a wholly owned subsidiary of Atlantic) since April 1998. From March 1996 to April 1998, Dr. Willis served as Chairman of the Board of Directors of Atlantic, and from December 1994 to March 1996 as Vice President of Atlantic. He is a family practice physician with East Carteret Family Medicine, P.A., a medical practice group located in Beaufort, North Carolina. In addition, Dr. Willis serves as the President of East Carteret Family Medicine, P.A.

         (b)      Section 16(a) Beneficial Ownership Reporting Compliance.

                  Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 1997 and 1998 awarded to or earned by the Chief Operating Officer and the President and Chief Executive Officer of Atlantic. Other than the Chief Operating Officer, no executive officer of Atlantic earned over $100,000 in the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
             NAME AND                            -------------------------
        PRINCIPAL POSITION              YEAR      SALARY            BONUS
        ------------------              ----     -------          --------

J. Philip Mahaney, Jr., M.D.            1998     $24,000          $      0
PRESIDENT AND CHIEF EXECUTIVE OFFICER   1997      24,000                 0

Robert H. Blake, III                    1998      96,000            15,000
CHIEF OPERATING OFFICER                 1997      96,000                 0

OPTIONS

         No options have been granted to executive officers since Atlantic's inception.

DIRECTOR COMPENSATION

         The Chairman of the Board of Directors of Atlantic, W. James Stackhouse, M.D., received $16,000 during 1998 in compensation for his services to the Board from the time of his election in April 1998. Kerry A. Willis, M.D., the former Chairman of the Board of Directors of Atlantic and the current Chairman of the Board of Directors of The Beacon Company, received $24,000 during 1998 in compensation for his services as Chairman of the Board of Atlantic through April 1998 and as Chairman of The Beacon Company from April 1998 through December 1998. No other members of the Board of

Directors of Atlantic currently receive compensation for their service on the Board. They may be reimbursed by Atlantic for any out-of-pocket expenses incurred in connection with their service on the Board.

         In February 1999, the Board implemented a policy designed to compensate shareholder and other physicians for their time and effort devoted to the organization. While no compensation other than direct expenses will be paid by Atlantic or The Beacon Company for attendance at Board or committee meetings, Atlantic will compensate physicians at a rate of $75.00 per hour for performing services on behalf of Atlantic or Beacon outside of such meetings.

EMPLOYMENT AGREEMENT

         On June 1, 1996, Atlantic entered into an employment agreement with Robert H. Blake, III under which Mr. Blake agreed to serve as the Chief Operating Officer of Atlantic. The initial term of the agreement expired on December 31, 1996 and contained provisions providing for the maintenance of confidentiality of proprietary information of Atlantic. Atlantic and Mr. Blake have orally extended the term of the Agreement beyond December 31, 1996 for an indefinite period. Effective January 1, 1999 the Board of Directors increased Mr. Blake's base salary to $99,840.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of the Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares of Atlantic, respectively, as of March 15, 1999 for (i) each person known by Atlantic to beneficially own more than 5% of any class of the shares of the capital stock of Atlantic, (ii) each executive officer named in the Summary Compensation Table, (iii) each director of Atlantic, and (iv) all directors and executive officers of Atlantic as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such individual or group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares of capital stock shown.

PRIMARY CLASS COMMON SHARES
                                                             PRIMARY
                                                       CLASS COMMON SHARES
                                                    BENEFICIALLY OWNED (1)(2)
                                                  -----------------------------
NAME                                              AMOUNT    PERCENT OF CLASS (3)
---------------------------------------------     ------    -------------------
J. Philip Mahaney, Jr., M.D..................      2,000            *
Robert H. Blake, III.........................          0            *
Charles J. Baio, M.D.........................      2,000            *
Graham A. Barden, III M.D....................      2,000            *
Michael L. Bramley, M.D......................      2,000            *
Mark N. Dumas, M.D. .........................      2,000            *
John P. Emerick, M.D.........................          0            *
A. Clark Gaither, M.D........................      2,000            *
Frank L. Gay, M.D............................          0            *

Robert A. Krause, M.D........................      2,000            *
Edwin P. Little, M.D. .......................      2,000            *
Michael J. Lobos, M.D. ......................          0            *
Robert S. Meyer, M.D.........................      2,000            *
Alice P. Selden, M.D.........................          0            *
W. James Stackhouse, M.D.....................      2,000            *
Leo E. Waivers, M.D..........................      2,000            *
Daniel Whitley, M.D..........................          0            *
John A. Williams, M.D........................          0            *
Kerry A. Willis, M.D.........................      2,000            *

All directors and executive
officers as a group..........................     24,000           7.7%
 (20 persons)

---------------

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

(3)      Based on 312,500 Primary Class Common Shares outstanding as of March
         15, 1998.

REFERRAL CLASS COMMON SHARES
                                                  REFERRAL CLASS COMMON SHARES
                                                    BENEFICIALLY OWNED (1)(2)
                                                  -----------------------------
NAME                                              AMOUNT    PERCENT OF CLASS (3)
---------------------------------------------     ------    -------------------
J. Philip Mahaney, M.D.......................          0            *
Robert H. Blake, III.........................          0            *
Charles J. Baio, M.D.........................          0            *
Graham A. Barden, III, M.D...................          0            *
Michael L. Bramley, M.D......................          0            *
Mark N. Dumas, M.D. .........................          0            *
John P. Emerick, M.D.........................      2,000            *
A. Clark Gaither, M.D........................          0            *
Frank L. Gay, M.D............................      2,000            *
Robert A. Krause, M.D........................          0            *
Edwin P. Little, M.D. .......................          0            *
Michael J. Lobos, M.D. ......................      2,000            *
Robert S. Meyer, M.D.........................          0            *
Alice P. Selden, M.D.........................      2,000            *
W. James Stackhouse, M.D.....................          0            *

Leo E. Waivers, M.D..........................          0            *
Daniel Whitley, Jr., M.D.....................      2,000            *
John A. Williams, III, M.D...................      2,000            *
Kerry A. Willis, M.D.........................          0            *

All directors and executive
officers as a group..........................     12,000           2.6%
(20 persons)

---------------

*        Less than 1% of the issued and outstanding Referral Class Common
         Shares.

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2) Unless otherwise noted, all of the shares shown are held by individuals possessing sole voting and investment power with respect to such shares.

(3) Based on 454,000 Referral Class Common Shares outstanding as of March 15, 1999.

NONPROFIT CLASS NONVOTING COMMON SHARES
                                                NONPROFIT CLASS NONVOTING COMMON
                                                 SHARES BENEFICIALLY OWNED(1)(2)
                                                  -----------------------------
NAME                                              AMOUNT    PERCENT OF CLASS (3)
---------------------------------------------     ------    -------------------
Rural Health Group, Inc.(4)..................      2,000          50.0%
Aurora Medical Center(5).....................      2,000          50.0%
J. Philip Mahaney, M.D.......................          0            *
Robert H. Blake, III.........................          0            *
Charles J. Baio, M.D.........................          0            *
Graham A. Barden, III, M.D...................          0            *
Michael L. Bramley, M.D......................          0            *
Mark N. Dumas, M.D. .........................          0            *
John P. Emerick, M.D.........................          0            *
A. Clark Gaither, M.D........................          0            *
Frank L. Gay, M.D............................          0            *
Robert A. Krause, M.D........................          0            *
Edwin P. Little, M.D. .......................          0            *
Michael J. Lobos, M.D. ......................          0            *
Robert S. Meyer, M.D.........................          0            *
Alice P. Selden, M.D.........................          0            *
W. James Stackhouse, M.D.....................          0            *
Leo E. Waivers, M.D..........................          0            *
Daniel Whitley, Jr., M.D.....................          0            *

John A. Williams, III, M.D...................          0            *
Kerry A. Willis, M.D.........................          0            *

All directors and executive
officers as a group..........................          0            *
(20 persons)

---------------
* Less than 1% of the issued and outstanding Nonprofit Class Nonvoting Common Shares.

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

(3) Based on 4,000 Nonprofit Class Nonvoting Common Shares outstanding as of March 15, 1999.

(4) Rural Health Group, Inc.'s principal address is P.O. Box 644, Jackson, North Carolina 27845.

(5) The principal address of Aurora Medical Center, a division of Beaufort County Hospital, is P.O. Box 639, Aurora, North Carolina 27806.

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

         In January 1997, Atlantic entered into a written lease with New Bern Family Practice Center, P.A., of which Dr. Mahaney, Atlantic's President and Chief Executive Officer, is a shareholder and Treasurer. The lease expired December 31, 1997 and was extended on a month-to-month basis to May 1998. Monthly rent was approximately $520.00. Prior to this arrangement, Atlantic occupied the space rent free pursuant to an oral lease entered into in March 1996. In May 1998, Atlantic moved its offices to 1315 S. Glenburnie Road, Suite A5, New Bern, North Carolina 28562, and signed two one-year leases for an aggregate of approximately 1,300 square feet at an aggregate monthly rent of approximately $805 (including association fees).

         Atlantic entered into certain agreements with Kanawha in February 1998. These agreements outline duties and responsibilities of each organization to develop a variety of health plans to be marketed to small and large employers in Atlantic's target markets. Initially, the parties intended to develop and distribute HMO, PPO and third party administrator health plan products. Since the agreements were executed, Kanawha has exited the HMO marketplace in North Carolina. However, Atlantic and Kanawha are still working together to launch a preferred provider organization and jointly market their health plan products to self-insured payors.

         In connection with these agreements, Atlantic and Kanawha formed The Beacon Company. Beacon is licensed by the State of North Carolina as an insurance agency and serves as the general agent for the sale of Kanawha/Beacon health plan products. Initially, Atlantic and Kanawha each purchased 1,000 shares of common stock of Beacon. However, in June 1998, Atlantic purchased all of the 1,000 shares of Beacon common stock owned by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible, subordinated debenture in the principal amount of $90,000. The Debenture is due and payable on June 30, 2003 and bears interest at the rate of 6% per annum. The Debenture is convertible into 4% of Beacon's outstanding common stock if Beacon completes a public offering of its common stock. Beacon does not have any right to redeem the Debenture prior to maturity. Upon the occurrence of an "Event of Default," as defined under the Debenture, the entire unpaid principal and accrued interest will become immediately due and payable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         The exhibits to this Report are listed on the Exhibit Index on page E-1 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of Atlantic as of December 31, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Atlantic Integrated Health Incorporated, 1315 S. Glenburnie Road, Suite A5, New Bern, North Carolina 28562;
Attn.: Shareholder Information.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB:

         A. Employment Agreement between Atlantic and Robert H. Blake III, effective as of June 1, 1996 (incorporated by reference to Exhibit 10.6 to Atlantic's Registration Statement on Form SB-2 (File No. 333-5826)).

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

         ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY


         CONSOLIDATED FINANCIAL STATEMENTS AS OF
         DECEMBER 31, 1998, 1997 AND 1996
         TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Atlantic Integrated Health Incorporated and Subsidiary:

We have audited the accompanying consolidated balance sheets of Atlantic Integrated Health Incorporated and Subsidiary (a North Carolina corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Integrated Health Incorporated and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has yet to generate revenue in excess of expenses and has an accumulated deficit at December 31, 1998, of $472,849, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                               /s/ Arthur Andersen LLP





Charlotte, North Carolina,
    March 12, 1999.

              ATLANTIC INTEGRATED HEALTH INCORPORATED AND AFFILIATE

                      SHEETS -- DECEMBER 31, 1998 AND 1997

                                 ASSETS                                    1998            1997
                  ----------------------------------                    ---------       ---------
CURRENT ASSETS:
    Cash                                                                $ 115,507       $ 101,776
    Accounts receivable, less allowance for uncollectible accounts
       of $5,000 in 1998 and 1997                                          64,934          30,505
    Prepaid expenses                                                        3,562           5,297
                                                                        ---------       ---------
                 Total current assets                                     184,003         137,578
INVESTMENT                                                                      0           1,000
OFFICE EQUIPMENT, net                                                       6,803           9,322
DEFERRED COSTS                                                             82,711          17,107
                                                                        ---------       ---------
                                                                        $ 273,517       $ 165,007
                                                                        =========       =========

                     LIABILITIES AND STOCKHOLDERS'
                                 EQUITY
                  ----------------------------------
CURRENT LIABILITIES - Accounts payable                                  $  45,766       $  24,761
                                                                        ---------       ---------
LONG-TERM DEBT - Convertible debenture and accrued interest                92,700               0
                                                                        ---------       ---------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 5)
STOCKHOLDERS' EQUITY:
    Common stock - $1 par value-
       Primary class, authorized 1,000,000 shares; 302,500 and
           292,500 shares issued and outstanding in 1998 and
           1997, respectively                                             302,500         292,500
       Referral class, authorized 1,800,000 shares; 370,000 and
           262,000 shares issued and outstanding in 1998 and
           1997, respectively                                             370,000         262,000
       Nonprofit class, nonvoting, authorized 200,000 shares;
           2,500 shares issued and outstanding in 1998 and 1997,
           respectively                                                     2,500           2,500
    Additional paid-in capital                                             74,000          74,000
    Syndication costs                                                    (105,000)        (95,000)
    Stock subscription and stockholder notes receivable                   (36,100)        (49,885)
    Accumulated deficit                                                  (472,849)       (345,869)
                                                                        ---------       ---------
                 Total stockholders' equity                               135,051         140,246
                                                                        ---------       ---------
                                                                        $ 273,517       $ 165,007
                                                                        =========       =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              ATLANTIC INTEGRATED HEALTH INCORPORATED AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                 1998            1997            1996
                                              ---------       ---------       ---------
REVENUE                                       $ 283,413       $ 283,240       $  58,927
                                              ---------       ---------       ---------
EXPENSES:
    Consulting fees                              21,063         135,717          72,664
    Salaries and wages                          291,410         251,803          85,799
    Relocation expenses                               0               0           8,013
    Recruiting and education                     12,196           6,781          13,472
    Office expense and other                     67,246          44,907          17,210
    Rent                                         10,018           4,420           4,000
    Interest                                      2,700               0               0
    Depreciation and amortization                 8,320           7,458           1,473
    Provision for uncollectible accounts              0           5,000               0
                                              ---------       ---------       ---------
                 Total expenses                 412,953         456,086         202,631
                                              ---------       ---------       ---------
OPERATING LOSS                                 (129,540)       (172,846)       (143,704)
INTEREST INCOME                                   2,560             977               0
                                              ---------       ---------       ---------
NET LOSS                                      $(126,980)      $(171,869)      $(143,704)
                                              =========       =========       =========

NET LOSS PER BASIC COMMON SHARE               $    (.20)      $    (.41)      $   (1.31)
BASIC AVERAGE COMMON SHARES OUTSTANDING         620,167         416,688         109,875
                                              =========       =========       =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              ATLANTIC INTEGRATED HEALTH INCORPORATED AND AFFILIATE

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                             COMMON STOCK            ADDITIONAL
                                                        -----------------------        PAID-IN      SYNDICATION
                                                         SHARES         AMOUNT         CAPITAL         COSTS
                                                        -------       ---------       ---------      ---------
BALANCE, December 31, 1995                               91,000       $  91,000       $  24,000      $       0
    Issuance of common stock for $1 per share           100,000         100,000               0              0
    Collections of stock subscription receivable              0               0               0              0
    Syndication costs                                         0               0               0        (75,000)
    Net loss for the year ended December 31, 1996             0               0               0              0
    Capital contributions                                     0               0          50,000              0
                                                        -------       ---------       ---------      ---------
BALANCE, December 31, 1996                              191,000         191,000          74,000        (75,000)
    Issuance of common stock for $1 per share           372,000         372,000               0              0
    Collections of stock subscription receivable              0               0               0              0
    Write-off of stock subscription receivable           (6,000)         (6,000)              0              0
    Syndication costs                                         0               0               0        (20,000)
    Net loss for the year ended December 31, 1997             0               0               0              0
                                                        -------       ---------       ---------      ---------
BALANCE, December 31, 1997                              557,000         557,000          74,000        (95,000)
    Issuance of common stock for $1 per share           118,000         118,000               0              0
    Syndication costs                                         0               0               0        (10,000)
    Net loss for the year ended December 31, 1998             0               0               0              0
                                                        -------       ---------       ---------      ---------
BALANCE, December 31, 1998                              675,000       $ 675,000       $  74,000      $(105,000)
                                                        =======       =========       =========      =========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                              STOCK
                                                          SUBSCRIPTION
                                                         AND STOCKHOLDER    ACCUMULATED
                                                        NOTES RECEIVABLE      DEFICIT           TOTAL
                                                            ---------        ---------        ---------
BALANCE, December 31, 1995                                  $ (64,500)       $ (30,296)       $  20,204
    Issuance of common stock for $1 per share                       0                0          100,000
    Collections of stock subscription receivable               46,125                0           46,125
    Syndication costs                                               0                0          (75,000)
    Net loss for the year ended December 31, 1996                   0         (143,704)        (143,704)
    Capital contributions                                           0                0           50,000
                                                            ---------        ---------        ---------
BALANCE, December 31, 1996                                    (18,375)        (174,000)          (2,375)
    Issuance of common stock for $1 per share                 (49,885)               0          322,115
    Collections of stock subscription receivable               12,375                0           12,375
    Write-off of stock subscription receivable                  6,000                0                0
    Syndication costs                                               0                0          (20,000)
    Net loss for the year ended December 31, 1997                   0         (171,869)        (171,869)
                                                            ---------        ---------        ---------
BALANCE, December 31, 1997                                    (49,885)        (345,869)         140,246
    Issuance of common stock for $1 per share                  13,785                0          131,785
    Syndication costs                                               0                0          (10,000)
    Net loss for the year ended December 31, 1998                   0         (126,980)        (126,980)
                                                            ---------        ---------        ---------
BALANCE, December 31, 1998                                  $ (36,100)       $(472,849)       $ 135,051
                                                            =========        =========        =========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              ATLANTIC INTEGRATED HEALTH INCORPORATED AND AFFILIATE

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998            1997            1996
                                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(126,980)      $(171,869)      $(143,704)
    Adjustments to reconcile net loss to net cash used in
       operating activities-
          Depreciation and amortization                               8,320           7,458           1,473
          Provision for uncollectible accounts                            0           5,000               0
          Increase in accounts receivable                           (34,429)        (35,505)              0
          Decrease (increase) in prepaid expenses                     1,736          (5,297)              0
          Noncash contributions of capital                                0               0          50,000
          Increase in accrued interest payable                        2,700               0               0
          Increase (decrease) in accounts payable                    21,005         (53,492)          1,906
                                                                  ---------       ---------       ---------
                 Net cash used in operating activities             (127,648)       (253,705)        (90,325)
                                                                  ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                     (1,240)         (9,217)         (3,334)
    Purchase of investment, net of cash acquired                     20,834          (1,000)              0
    Payment of organization costs                                         0               0          (5,044)
                                                                  ---------       ---------       ---------
                 Net cash provided by (used in) investing
                    activities                                       19,594         (10,217)         (8,378)
                                                                  ---------       ---------       ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          121,785         302,115         146,125
    Collection of stock subscription receivable                           0          12,375               0
                                                                  ---------       ---------       ---------
                 Net cash provided by financing activities          121,785         314,490         146,125
                                                                  ---------       ---------       ---------
NET INCREASE IN CASH                                                 13,731          50,568          47,422
CASH, beginning of year                                             101,776          51,208           3,786
                                                                  ---------       ---------       ---------
CASH, end of year                                                 $ 115,507       $ 101,776       $  51,208
                                                                  =========       =========       =========
SUPPLEMENTAL DISCLOSURES:
    Syndication costs financed through accounts payable           $       0       $  20,000       $  75,000
    Write-off of subscriptions receivable                                 0           6,000               0
    Common stock issued in exchange for notes                        18,235          49,885               0
                                                                  =========       =========       =========
ACQUISITION OF THE BEACON COMPANY:
    Fair market value of development costs acquired               $  70,166       $       0       $       0
    Assumption of subordinated convertible debenture                 90,000               0               0
                                                                  =========       =========       =========

             The accompanying notes to combined financial statements
                    are an integral part of these statements.

              ATLANTIC INTEGRATED HEALTH INCORPORATED AND AFFILIATE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


1.  ORGANIZATION AND CONTINUITY OF OPERATIONS:

Atlantic Integrated Health Incorporated, a North Carolina corporation (the Company), was organized on December 5, 1994. The Company acquired The Beacon Company (Beacon) during 1998 (see Note 4). The Company is an independent, physician-owned and governed medical practice group network, organized to provide administrative services to participating physicians and medical practice groups. Currently, the Company is in the process of integrating, economically and clinically, physicians now practicing primarily in single specialty practice groups into a larger multi-specialty network of medical practice groups.

The Company operated in the development stage until late in 1996 when it began to generate operating revenue. Since inception, the Company has expended significant funds on raising capital, developing a business plan, addressing other organizational matters and resolving legal and administrative matters. Operating losses have resulted in an accumulated deficit of $472,849 at December 31, 1998. If the Company does not realize additional revenue in the near future, it will require additional capital which may not be available.

The success of the Company is dependent upon its ability to maintain and expand its integrated network of physicians and to further its managed care contracting efforts. As such, the Company's ability to continue as a going concern is dependent upon many factors, the most significant of which include:

         o Being able to compete against established competitors with substantially greater capital resources.

         o Being able to maintain and expand its network of qualified physicians and other health care providers.

         o Being able to operate in an evolving regulatory environment, particularly with respect to antitrust laws, fraud and abuse and other anti-referral laws, insurance regulation and healthcare reform.

Management's plans to address the above matters include:

         o Seeking improvements in the delivery of healthcare services in order to enhance the quality and cost-effectiveness of care provided to patients served by the participating physician network.

         o Integrating and coordinating the delivery of healthcare services by participating medical practice groups.

         o Developing a flexible organizational structure that will meet the requirements of an evolving regulatory environment.

In October 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission registering for sale shares of common stock under federal securities laws. The minimum offering requirements were met and the offering was extended through July 28, 1997. On September 22, 1997, the Company filed Post-Effective Amendment #2 to the Company's Registration Statement on Form SB-2 to update the prospectus to extend the offering period through April 28, 1998. The Commission declared Post-Effective Amendment #2 effective on September 30, 1997. On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on April 28, 1998. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to its Registration Statement in response to comments received from the Securities and Exchange Commission. The Securities and Exchange Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. Since the initial offering period which began December 30, 1996, the Company sold an aggregate of 146,000 Primary Class Common Shares, 344,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. The Company sold an aggregate of 156,500 Primary Class Common Shares, 26,000 Referral Class Common Shares and 2,500 Nonprofit Class Nonvoting Common Shares during the period from inception of the Company through the initial offering period under federal and state securities offering exemptions.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Beacon. All significant intercompany accounts and transactions have been eliminated in consolidation.

OFFICE EQUIPMENT

Office equipment acquisitions are recorded at cost. Depreciation is provided for each class of depreciable asset and is computed using accelerated methods over the estimated economic useful lives. These lives range from five to seven years.

DEFERRED COSTS

Deferred costs consist of costs incurred in connection with establishing the legal structure of the Company and the development of Beacon service lines. These costs are being amortized over a period of five years.

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

RECENT ACCOUNTING PRONOUNCEMENT

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities," issued in April 1998, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 applies to all nongovernmental entities and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 will be effective for the Company for the fiscal year beginning January 1, 1999. As of December 31, 1998, the Company and Beacon had approximately $83,000, net of amortization, of organization and start-up costs. Initial application of SOP 98-5 will be reported as a cumulative effect of a change in accounting principle.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1997 financial statements have been reclassified in order to conform to the 1998 presentation.


3.  STOCK SUBSCRIPTION AND STOCKHOLDER NOTES RECEIVABLE:

The stock subscription and stockholder notes receivable consists of amounts due from stockholders at December 31, 1998 and 1997, related to the issuance of shares of the Company's $1 par common stock at a price of $1.00 per share.


4.  INVESTMENT:

The Company, in conjunction with Kanawha Insurance Company (Kanawha), formed Beacon in January 1997 and each contributed $1,000 of capital for a 50% interest in Beacon. Beacon plans to market and sell health care services and related employee benefit products, primarily in eastern North Carolina. The Company accounted for its investment on the equity method.

On June 24, 1998, the Company purchased all of the shares of common stock of Beacon held by Kanawha in exchange for $1,000 cash and the issuance by Beacon of a convertible, subordinated debenture in the principal amount of $90,000 (the Debenture). The Debenture is due and payable on June 30, 2003, and bears interest at the rate of 6% per annum. The Debenture is convertible into 4% of Beacon's outstanding common stock if Beacon completes a public offering of its common stock. Beacon does not have any right to redeem the Debenture prior to maturity. Upon the occurrence of an Event of Default, as defined under the Debenture, the entire unpaid principal and accrued interest will become immediately due and payable.

As a result, Beacon has been consolidated with the Company as of December 31, 1998, and for the period from June 24, 1998, through December 31, 1998.


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


7.  INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires the use of the liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

At December 31, 1998 and 1997, the Company had net operating loss carryforwards of approximately $404,000 and $277,000, respectively, for income tax purposes. No deferred tax asset has been recorded by the Company as the realization of such an asset is uncertain at this time. The net operating loss carryforwards begin expiring in 2010 for federal income tax purposes.


8.  RELATED-PARTY TRANSACTIONS:

The Company's chief executive officer and Board chairman have provided management services and office space at no cost to the Company. The estimated fair market value of these items has been accounted for as expenses (salaries and wages and rent) and contributions of capital in the accompanying consolidated financial statements. The estimated fair market of services provided under this arrangement was $46,000 for the year ended December 31, 1996. The estimated fair market value of office space provided for the year ended December 31, 1996, was $4,000. Effective January 1, 1997, the Company began reimbursing the officers for the estimated fair market value of services and office space provided by them. The amounts incurred for services and office space provided under these arrangements was $48,000 and $4,304, respectively, for the year ended December 31, 1997, and $64,000 and $1,038, respectively, for the year ended September 31, 1998.

The Company entered into an arrangement with Beacon to provide network development services. Revenue under this arrangement was $70,000 for the year ended December 31, 1997. In addition, the Company recognized $72,711 and $185,350 in revenue from its referral class shareholders for administrative service fees related to group purchasing, contracting and other services provided for the years ended December 31, 1998 and 1997, respectively.

                                   SIGNATURES


           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ATLANTIC INTEGRATED HEALTH
                                INCORPORATED

                                By: /s/ J. Philip Mahaney, Jr., M.D.
                                    ------------------------------------
                                    President and Chief Executive Officer
                                    (principal executive officer)
                                    March 26, 1999

                                By: /s/ Stephen W. Nuckolls
                                    ------------------------------------
                                    Stephen W. Nuckolls
                                    Chief Financial Officer
                                    (principal financial and accounting officer)
                                    March 26, 1999


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

                                Signature and Title

                                /s/ J. Philip Mahaney, Jr., M.D.
                                ----------------------------------------
                                J. Philip Mahaney, Jr., M.D.
                                President and Chief Executive Officer
                                and Director
                                March 26, 1999

                                /s/ W. James Stackhouse, M.D.
                                ----------------------------------------
                                W. James Stackhouse, M.D.
                                Chairman of the Board and Director
                                March 26, 1999

                                /s/ Charles J. Baio, M.D.
                                ----------------------------------------
                                Charles J. Baio, M.D.
                                Director
                                March 26, 1999

                                /s/ Graham A. Barden, III M.D.
                                ----------------------------------------
                                Graham A. Barden, III M.D.
                                Director
                                March 26, 1999

                                /s/ Michael L. Bramley, M.D.
                                ----------------------------------------
                                Michael L. Bramley, M.D.
                                Vice President and Director
                                March 26, 1999

                                /s/ Mark N. Dumas, M.D.
                                ----------------------------------------
                                Mark N. Dumas, M.D.
                                Director
                                March 26, 1999

                                /s/ John P. Emerick, M.D.
                                ----------------------------------------
                                John P. Emerick, M.D.
                                Treasurer and Director
                                March 26, 1999

                                /s/ A. Clark Gaither, M.D.
                                ----------------------------------------
                                A. Clark Gaither, M.D.
                                Director
                                March 26, 1999


                                ----------------------------------------
                                Frank L. Gay, M.D.
                                Director
                                March __, 1999

                                /s/ Robert A. Krause, M.D.
                                ----------------------------------------
                                Robert A. Krause, M.D.
                                Director
                                March 26, 1999

                                /s/ Edwin P. Little, M.D.
                                ----------------------------------------
                                Edwin P. Little, M.D.
                                Director
                                March 26, 1999


                                ----------------------------------------
                                Michael J. Lobos, M.D.
                                Director
                                March __, 1999

                                /s/ Robert S. Meyer, M.D.
                                ----------------------------------------
                                Robert S. Meyer, M.D.
                                Secretary and Director
                                March 26, 1999

                                ----------------------------------------
                                Alice P. Selden, M.D.
                                Director
                                March __, 1999


                                ----------------------------------------
                                Leo E. Waivers, M.D.
                                Director
                                March __, 1999


                                ----------------------------------------
                                Daniel Whitley, Jr., M.D.
                                Director
                                March __, 1999

                                /s/ John A. Williams, III, M.D.
                                ----------------------------------------
                                John A. Williams, III, M.D.
                                Director
                                March 26, 1999

                                /s/ Kerry A. Willis, M.D.
                                ----------------------------------------
                                Kerry A. Willis, M.D.
                                Chairman of the Board and Director
                                March 26, 1999

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
         TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


         Atlantic has not sent an annual report or proxy materials to security holders as of the date hereof. If and when such a report or proxy materials is sent to security holders, Atlantic shall furnish copies of such material to the Commission.

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED

                        Exhibit Index to Annual Report on
                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 1998

ITEM NO.                        DESCRIPTION                     METHOD OF FILING
--------                        -----------                     ----------------

3.1       Amended and Restated Articles of Incorporation of            (1)
          Atlantic

3.2       Bylaws of Atlantic, as amended                               (1)

4.1       Specimen form of Atlantic's Primary Class Common             (1)
          Share Certificate

4.2       Specimen form of Atlantic's Referral Class Common            (1)
          Share Certificate

4.3       Specimen form of Atlantic's Nonprofit Class                  (1)
          Nonvoting Common Share Certificate

10.1      Form of Subscription and Shareholder Buy/Sell                (1)
          Agreement (Primary Class Common Shareholder)

10.2      Form of Subscription and Shareholder Buy/Sell                (1)
          Agreement (Referral Class Common Shareholder)

10.3      Form of Subscription and Shareholder Buy/Sell                (1)
          Agreement (Nonprofit Class Nonvoting Common
          Shareholder)

10.4      Form of Non-Exclusive Medical Services Provider              (1)
          Agreement (Primary Physicians)

10.5      Form of Non-Exclusive Medical Services Provider              (1)
          Agreement (Referral Physicians)

10.6      Employment Agreement between Atlantic and Robert H.          (1)
          Blake III effective as of June 1, 1996

10.7      Form of Facility Participation Agreement                     (2)

10.8      Contract and Lease dated April 23, 1998 between              (3)
          Atlantic and Joseph E. Thomas

10.9      Contract and Lease dated April 23, 1998 between              (3)
          Atlantic and Village Cedars, Inc.

10.10     Convertible, Subordinated Debenture in the                   (4)
          principal amount of $90,000 of The Beacon
          Company.

27.1      Financial Data Schedule                                Filed herewith

---------------

(1) Incorporated by reference to exhibits contained in Atlantic's Registration Statement on Form SB-2 (File No. 333-5826).

(2) Incorporated by reference to Exhibit 10.7 contained in Atlantic's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-5826).

(3) Incorporated by reference to exhibits contained in Atlantic's Post-Effective Amendment No. 3 to Atlantic's Registration Statement on Form SB-2 (File No. 333-5826).

(4) Incorporated by reference to Exhibit 10.11 contained in Atlantic's Post-Effective Amendment No. 4 to Atlantic's Registration Statement on Form SB-2 (File No. 333-5826).