Form 10QSB
period 1999-03-31
ATLANTIC INTEGRATED HEALTH INC
filed 1999-05-17
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                       Commission file number 333-05826-A

[ ] TRANSITION REPORT UNDER SECTION 13 OR 16(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ___________ To _______________.

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED
        (Exact name of small business issuer as specified in its charter)

             North Carolina                                56-1966823
--------------------------------------         ---------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                     Class                        Outstanding as of May 10, 1999
                     -----                        ------------------------------

     Primary Class, $1.00 par value                           312,500
     Referral Class, $1.00 par value                          454,000
     Nonprofit Class, nonvoting, $1.00 par value                4,500

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                           Consolidated Balance Sheets


ASSETS                                                                     March 31,       December 31,
------                                                                       1999              1998
                                                                         ------------      ------------
                                                                          (Unaudited)         (Note)
Cash ...............................................................     $    201,175      $    115,507
Accounts receivable, less allowance for
     uncollectible accounts of $5,000 in 1999 and 1998 .............           80,793            64,934
Prepaid expenses ...................................................            2,756             3,562
                                                                         ------------      ------------
                       Total current assets ........................          284,724           184,003
Office equipment, net ..............................................            6,427             6,803
Deferred costs and other intangible assets .........................               --            82,711
                                                                         ------------      ------------
Total assets .......................................................     $    291,151      $    273,517
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities - Accounts payable .............................     $     34,845      $     45,766
                                                                         ------------      ------------
Long-term debt - Convertible debenture and accrued interest ........           94,050            92,700
                                                                         ------------      ------------
Stockholders' equity:
     Common stock - $1 par value-
          Primary class, authorized 1,000,000 shares; 312,500
              and 302,500 shares issued and outstanding in
              1999 and 1998, respectively ..........................          312,500           302,500
          Referral class, authorized 1,800,000 shares; 370,000
              and 454,000 shares issued and outstanding in
              1999 and 1998, respectively ..........................          454,000           370,000
          Nonprofit class, nonvoting, authorized 200,000
              shares; 4,500 and 2,500 shares issued and
              outstanding in 1999 and 1998, respectively ...........            4,500             2,500
     Additional paid-in capital ....................................           74,000            74,000
     Syndication costs .............................................         (105,000)         (105,000)
     Stock subscription and stockholder notes receivable ...........          (45,050)          (36,100)
     Accumulated deficit ...........................................         (532,694)         (472,849)
                                                                         ------------      ------------
Total stockholders' equity .........................................          162,256           135,051
                                                                         ------------      ------------
Total liabilities and stockholders' equity .........................     $    291,151      $    273,517
                                                                         ============      ============

Note: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                ----------------------------
                                                                    1999             1998
                                                                -----------      -----------
Revenue ...................................................     $   123,077      $    65,031
                                                                -----------      -----------
Expenses:
     Consulting fees ......................................           8,217            3,102
     Salaries and wages ...................................          68,201           78,897
     Recruiting and education .............................           5,945            2,653
     Office expense and other .............................          14,389           16,667
     Rent .................................................           2,398            1,038
     Interest .............................................           1,350               --
     Depreciation and amortization ........................             625            2,033
                                                                -----------      -----------
                       Total expenses .....................         101,125          104,390
                                                                -----------      -----------
Operating income (loss) ...................................          21,952          (39,359)
Interest income ...........................................             914              330
                                                                -----------      -----------
Income (loss) before cumulative effect of a change
     in accounting principle ..............................          22,866          (39,029)


Cumulative effect of a change in accounting
     principle ............................................         (82,711)              --
                                                                -----------      -----------
Net loss ..................................................     $   (59,845)     $   (39,029)
                                                                ===========      ===========


Income (loss) per basic common share:
     Income (loss) before cumulative effect of a
        change in accounting principle ....................     $       .03      $      (.07)
     Cumulative effect of a change in accounting
        principle .........................................            (.12)              --
                                                                -----------      -----------
     Net loss .............................................     $      (.09)     $      (.07)
                                                                ===========      ===========
Basic average common shares outstanding ...................         712,333          586,333
                                                                ===========      ===========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            1999             1998
                                                                                        -----------      -----------
Cash flows from operating activities:
Net loss ..........................................................................     $   (59,845)     $   (39,029)
Adjustments to reconcile net loss to net cash used in operating activities-
              Depreciation and amortization .......................................             625            2,034
              Cumulative effect of a change in accounting principle ...............          82,711               --
              Increase in accounts receivable .....................................         (15,859)         (20,551)
              Decrease in prepaid expenses ........................................             806            2,886
              Increase in accrued interest payable ................................           1,350               --
              (Decrease) increase in accounts payable .............................         (10,921)          21,124
                                                                                        -----------      -----------
                       Net cash used in operating activities ......................          (1,133)         (33,536)
                                                                                        -----------      -----------

Cash flows from investing activities:
     Purchase of office equipment .................................................            (249)              --
                                                                                        -----------      -----------
                       Net cash used in investing activities ......................            (249)              --
                                                                                        -----------      -----------

Cash flows provided by financing activities:
     Proceeds from issuance of common stock .......................................          87,050           39,035
                                                                                        -----------      -----------
                       Net cash provided by financing activities ..................          87,050           39,035
                                                                                        -----------      -----------

Net increase in cash ..............................................................          85,668            5,499
Cash, beginning of period .........................................................         115,507          101,776
                                                                                        -----------      -----------
Cash, end of period ...............................................................     $   201,175      $   107,275
                                                                                        ===========      ===========
Supplemental disclosure:
     Common stock issued in exchange for notes ....................................     $     8,950      $     2,965
                                                                                        ===========      ===========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                                   FORM 10-QSB
                                 MARCH 31, 1999

             Notes to Consolidated Financial Statements (Unaudited)

1.       INTERIM FINANCIAL INFORMATION

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Atlantic Integrated Health Incorporated and its wholly-owned subsidiary, The Beacon Company, as of March 31, 1999 and 1998, the results of operations for the three months ended March 31, 1999 and 1998, and the cash flows for the three months ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. Operating results for the three month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         These unaudited interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-KSB dated December 31, 1998.

2.       INVESTMENT

         The Company, in conjunction with Kanawha Insurance Company ("Kanawha"), formed Beacon in January 1997 when each contributed $1,000 of capital for an equal number of shares. Beacon plans to market and sell health care services and related employee benefit products, primarily in Eastern North Carolina. The Company accounted for its investment on the equity method.

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

         As a result of this transaction, Beacon has been consolidated with the Company as of March 31, 1999 and for the period from June 24, 1998 through March 31, 1999.

3.       NET LOSS PER SHARE

         Net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

4.       EXTENSION OF STOCK OFFERING

         On June 24, 1998, the Company filed a Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on April 28, 1998. On August 7, 1998, the Company filed a Post-Effective Amendment No. 4 to its Registration Statement in response to comments received from the Securities and Exchange Commission. The Securities and Exchange

Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. From August 12, 1998 to March 10, 1999, Atlantic has sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. During the initial offering period from December 30, 1996 through July 28, 1997, the Company sold an aggregate of 116,000 Primary Class Common Shares and 216,000 Referral Class Common Shares. During the second offering period from September 30, 1997 to April 28, 1998, the Company sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. Atlantic plans to file Post-Effective Amendment No. 5 to continue the offering and add additional physicians to the Atlantic network.

5.       NEWLY ISSUED ACCOUNTING STANDARD

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. Atlantic adopted SOP 98-5 on January 1, 1999. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the quarter ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         THIS FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-QSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER THE CAPTION "RISK FACTORS" CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

         The following discussion of the results of the operations and financial condition of Atlantic should be read in conjunction with Atlantic's Consolidated Financial Statements and the related notes thereto.

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

         As of May 9, 1999, Atlantic had entered into Medical Services Provider Agreements covering over 500 physicians located in 21 counties of Eastern North Carolina. The Medical Services Provider Agreements require participating physicians to comply with key operating policies and procedures established by Atlantic's physician Board of Directors. Additionally, as of May 9, 1999, Atlantic through its subsidiary, The Beacon Company, had entered into Facility Participation Agreements with seven hospitals in Eastern North Carolina. The Facility Participation Agreements allow Atlantic to work with local hospitals on joint contracting opportunities.

         Atlantic derives its revenues from four main sources. The first are fees paid by employers, managed care health plans, and other third-party payors to access Atlantic's integrated provider network. The second are commissions and fees paid by employers for health plan related administrative and consulting services. The third are fees paid by vendors on behalf of participating physicians for providing group purchasing and related services, and the last is administrative service fees paid by participating physicians.

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

         Atlantic continues to meet directly with the management of major regional employers and their employee benefits consultants to discuss Atlantic's network and health plan management services. Although no assurance can be given, Atlantic believes that it will continue to generate income from access and management fees paid by buyers of health care services in 1999. As of May 9, 1999, Atlantic had agreements with employers covering over 6,000 lives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Revenue increased from $65,031 for the three months ended March 31, 1998 to $123,077 for the three months ended March 31, 1999, an increase of $58,046, or 89%. This increase was due to a strong growth in group purchasing contract revenue and network access fees.

         Operating expenses decreased from $104,390 for the three months ended March 31, 1998 to $101,125 for the three months ended March 31, 1999. This decrease was attributable to a decrease in salaries and wages which was partially offset by increases in consulting fees and rent expense.

         Salaries and wages decreased from $78,897 for the three months ended March 31, 1998 to $68,201 for the three months ended March 31, 1999, a decrease of $10,696. This decrease was due to incentive compensation paid in fourth quarter of 1998 as opposed to the first quarter of 1999. Excluding the incentive compensation, salaries and wages would have increased in 1999 because of additional employees. Office and other expenses decreased slightly from $16,667 in the three months ended March 31, 1998 to $14,389 in the three months ended March 31, 1999, a decrease of $2,278. This decrease was due to a temporary decrease in fees paid to credential the physician network. Consulting fees increased from $3,102 for the three months ended March 31, 1998 to $8,217 for the three months ended March 31, 1999, an increase of $5,115.

         The operating income for Atlantic before the cumulative effect of change in accounting principle was $21,952 for the three months ended March 31, 1999 compared to an operating loss of $39,359 for the three months ended March 31, 1998. The operating income for the first quarter of 1999 primarily resulted from an increase in revenues and a decrease in salaries and wages paid during the three months ended March 31, 1999. Atlantic incurred a net loss after the cumulative effect of a change in accounting principle of $59,845 in the three months ended March 31, 1999 compared with a net loss of $39,029 in the three months ended March 31, 1998. The net loss primarily resulted from the adoption by Atlantic of the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) at the beginning of the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711. While Atlantic's operating income before the cumulative effect of adopting SOP 98-5 exceeded management's expectations during the first quarter of 1999, management anticipates continued operating losses for the next two years.

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

         Atlantic had $247,123 and $112,446 in working capital at March 31, 1999 and 1998, respectively. Atlantic's cash was $201,175 and $107,275 at March 31, 1999 and 1998, respectively. The increase in Atlantic's working capital and cash balance is due to the increase in revenues described above and Atlantic's stock offering. Depending upon the success of Atlantic's stock offering, which Atlantic believes it will reactivate in the second quarter of 1999, and the amount of future revenue derived from network development and access fees, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 31, 1999. In the event that the Company's future stock sales and revenues derived from network development and access fees are lower than projected, the Company anticipates that it may charge its shareholders assessments, reduce the number of its employees or decrease compensation paid to its officers.

         Atlantic did not have any material commitments for capital expenditures as of March 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 1999, the Company has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

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

         Since the Registration Statement was first declared effective on December 30, 1996, the Company has received $586,000 in gross proceeds, $105,000 of which the Company estimates has been used for offering expenses and the balance of which has been used for working capital. All of the expenses incurred in connection with the offering were paid to unrelated parties or entities. The vast majority of the offering expenses were paid to attorneys, accountants and financial printers. The balance of the net proceeds received by Atlantic was used to fund general working capital purposes, including payment of rent and the salaries of certain directors and officers.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit
                  Number                   Description
                  ------                   -----------

                    27.1                   Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ATLANTIC INTEGRATED HEALTH
May 10, 1999                       INCORPORATED


                                   By: /s/ J. Philip Mahaney Jr., M.D.
                                       -----------------------------------------
                                           J. Philip Mahaney, Jr., M.D.
                                           President and Chief Executive Officer
                                           (principal executive officer)


                                   By: /s/ Stephen W. Nuckolls
                                       -----------------------------------------
                                           Stephen W. Nuckolls
                                           Chief Financial Officer
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX


Exhibit Number             Description                       Location
--------------             -----------                       --------

    27.1             Financial Data Schedule       Filed herewith electronically