Form 10QSB
period 1999-06-30
ATLANTIC INTEGRATED HEALTH INC
filed 1999-08-13
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                       Commission file number 333-05826-A

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

                                 (252) 514-0057
                         -------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                   Class                       Outstanding as of August 10, 1999
                   -----                       ---------------------------------

Primary Class, $1.00 par value                             312,500
Referral Class, $1.00 par value                            454,000
Nonprofit Class, nonvoting, $1.00 par value                  4,500

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                           Consolidated Balance Sheets


ASSETS                                                          June 30,    December 31,
------                                                            1999          1998
                                                               ---------     ---------
                                                              (Unaudited)      (Note)
Cash ......................................................    $ 252,371     $ 115,507
Accounts receivable, less allowance for
  uncollectible accounts of $5,000 in 1999 and 1998 .......       95,713        64,934
Prepaid expenses ..........................................           --         3,562
                                                               ---------     ---------
              Total current assets ........................      348,084       184,003
Office equipment, net .....................................        9,691         6,803
Deferred costs and other intangible assets ................           --        82,711
Total assets ..............................................    $ 357,775     $ 273,517
                                                               =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - Accounts payable ....................    $  57,211     $  45,766
                                                               ---------     ---------
Long-term debt - Convertible debenture and accrued interest       95,400        92,700
                                                               ---------     ---------
Stockholders' equity:
  Common stock - $1 par value-
    Primary class,  authorized  1,000,000 shares; 312,500
        and 302,500 shares issued and outstanding in
        1999 and 1998, respectively .......................      312,500       302,500
    Referral class,  authorized 1,800,000 shares; 454,000
        and 370,000 shares issued and outstanding in
        1999 and 1998, respectively .......................      454,000       370,000
    Nonprofit class,  nonvoting,  authorized 200,000
        shares;  4,500 and 2,500 shares issued and
        outstanding in 1999 and 1998, respectively ........        4,500         2,500
  Additional paid-in capital ..............................       74,000        74,000
  Syndication costs .......................................     (105,000)     (105,000)
  Stock subscription and stockholder notes receivable .....      (17,050)      (36,100)
  Accumulated deficit .....................................     (517,786)     (472,849)
                                                               ---------     ---------
Total stockholders' equity ................................      205,164       135,051
                                                               ---------     ---------
Total liabilities and stockholders' equity ................    $ 357,775     $ 273,517
                                                               =========     =========


Note: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                   June 30,
                                                                         1999         1998          1999          1998
                                                                      ----------------------     -----------------------
Revenue ..........................................................    $ 142,264    $  73,026     $ 265,339     $ 150,971
                                                                      ---------    ---------     ---------     ---------
Expenses:
  Consulting fees ................................................       11,257        6,383        19,474        14,898
  Salaries and wages .............................................       90,725       76,676       158,926       155,683
  Recruiting and education .......................................        5,875        4,101        11,820        14,254
  Office expense and other .......................................       16,015       20,696        30,402        37,254
  Rent ...........................................................        2,933        2,913         5,331         3,951
  Interest .......................................................        1,350           --         2,700            --
  Depreciation and amortization ..................................          885        2,096         1,511         4,128
                                                                      ---------    ---------     ---------     ---------
             Total expenses ......................................      129,040      112,865       230,164       230,168
                                                                      ---------    ---------     ---------     ---------
Operating income (loss) ..........................................       13,224      (39,839)       35,175       (79,197)
Interest income ..................................................        1,685          859         2,599         1,189
                                                                      ---------    ---------     ---------     ---------
Income (loss) before cumulative effect of a change
  in accounting principle ........................................       14,909      (38,980)       37,774       (78,008)
Cumulative effect of a change in accounting
  principle ......................................................           --           --       (82,711)           --
                                                                      ---------    ---------     ---------     ---------
Net income (loss) ................................................    $  14,909    $ (38,980)    $ (44,937)    $ (78,008)
                                                                      =========    =========     =========     =========


Income (loss) per basic common share:
  Income (loss) before cumulative effect of a
    change in accounting principle ...............................    $     .02    $    (.06)    $     .05     $    (.13)
  Cumulative effect of a change in accounting
    Principle ....................................................           --           --          (.11)           --
                                                                      ---------    ---------     ---------     ---------
  Net income (loss) ..............................................    $     .02    $    (.06)    $    (.06)    $    (.13)
                                                                      =========    =========     =========     =========
Basic average common shares outstanding ..........................      771,000      619,000       741,667       602,667
                                                                      =========    =========     =========     =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                                  1999         1998
                                                                               ---------     ---------
Cash flows from operating activities:
Net loss ..................................................................    $ (44,937)    $ (78,008)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .......................................        1,511         4,128
      Cumulative effect of a change in accounting principle ...............       82,711            --
      Increase in accounts receivable .....................................      (30,779)      (50,050)
      Decrease in prepaid expenses ........................................        3,562         2,537
      Increase in accrued interest payable ................................        2,700            --
      Increase in accounts payable ........................................       11,445         6,473
                                                                               ---------     ---------
            Net cash provided by (used in) operating activities ...........       26,213      (114,920)
                                                                               ---------     ---------

Cash flows from investing activities:
  Purchase of office equipment ............................................       (4,399)       (1,240)
  Purchase of investment, net of cash acquired ............................           --        20,834
                                                                               ---------     ---------
            Net cash (used in) provided by investing activities ...........       (4,399)       19,594
                                                                               ---------     ---------

Cash flows provided by financing activities:
  Proceeds from issuance of common stock ..................................      115,050        74,335
                                                                               ---------     ---------
            Net cash provided by financing activities .....................      115,050        74,335
                                                                               ---------     ---------

Net increase(decrease) in cash ............................................      136,864       (20,991)
Cash, beginning of period .................................................      115,507       101,776
                                                                               ---------     ---------
Cash, end of period .......................................................    $ 252,371     $  80,785
                                                                               =========     =========
Supplemental disclosure:
  Acquisition of The Beacon Company:
    Fair market value of development costs acquired .......................           --        70,166
    Assumption of subordinated convertible debenture ......................           --        90,000
                                                                               =========     =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                                   FORM 10-QSB
                                  JUNE 30, 1999

             Notes to Consolidated Financial Statements (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Atlantic Integrated Health Incorporated and its wholly-owned subsidiary, The Beacon Company, as of June 30, 1999 and 1998, the results of operations for the three months and six months ended June 30, 1999 and 1998, and the cash flows for the six months ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

            As a result of this transaction, Beacon has been consolidated with the Company as of June 30, 1999 and for the period from June 24, 1998 through March 31, 1999.

3.          NET INCOME (LOSS) PER SHARE

            Net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period.

4.          EXTENSION OF STOCK OFFERING

            On June 22, 1999, the Company filed a Post-Effective Amendment No. 5 to its Registration Statement on Form SB-2 to extend its stock offering which terminated on March 10, 1999. The Securities and Exchange Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999.

5.          NEWLY ISSUED ACCOUNTING STANDARD

            In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. Atlantic adopted SOP 98-5 on January 1, 1999. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the six months ended June 30, 1999.

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

OVERVIEW

      We are an independent, physician-owned and governed, integrated medical practice group network. Since our inception, we have focused our efforts on providing administrative services to participating physicians and medical practice groups and on developing a community-based, integrated health care delivery system to provide quality, cost-effective health care to the citizens of eastern North Carolina. We are in the process of integrating, economically and clinically, physicians practicing primarily in single-specialty medical practice groups into a larger multi-specialty network of physicians and medical practice groups. Physicians participating in our network provide primary and referral specialty heath care services to managed care health plan enrollees and other patients. We continue to develop strategic alliances with payors of health care services and other health care providers to achieve greater coordination of the delivery of and payment of health care services.

      As of August 10, 1999, we had entered into medical services provider agreements covering over 500 physicians located in 22 counties in eastern North Carolina. Additionally, as of August 10, 1999, through our subsidiary, The Beacon Company, we had entered into facility participation agreements with eight hospitals in eastern North Carolina.

      We derive our revenues from four main sources:

      * fees paid by employers, managed care health plans, and other third-party payors to access our integrated provider network;

      * commissions and fees paid by employers for health plan related administrative and consulting services;

      * fees paid by vendors on behalf of participating physicians for providing group purchasing and related services; and

      *     administrative service fees paid by participating physicians.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

            Revenue increased from $73,026 for the three months ended June 30, 1998 to $142,264 for the three months ended June 30, 1999, an increase of $69,238, or 95%. This increase was due to a strong growth in group purchasing contract revenue and network access fees.

            Operating expenses increased from $112,865 for the three months ended June 30, 1998 to $129,040 for the three months ended June 30, 1999. This increase was attributable to an increase in consulting fees and salaries and wages.

            Salaries and wages increased from $76,676 for the three months ended June 30, 1998 to $90,725 for the three months ended June 30, 1999, an increase of $14,049. This increase was due to higher salaries and a larger number of employees. Office and other expenses decreased from $20,696 in the three months ended June 30, 1998 to $16,015 in the three months ended June 30, 1999, a decrease of $4,681. This decrease was attributed primarily to a temporary drop in printing expenses. Consulting fees increased from $6,383 for the three months ended June 30, 1998 to $11,257 for the three months ended June 30, 1999, an increase of $4,874. This increase was attributed to several new consulting projects.

            The net income for Atlantic was $14,909 for the three months ended June 30, 1999 compared to a loss of $38,980 for the three months ended June 30, 1998. The income for the second quarter of 1999 primarily resulted from strong revenue growth. While Atlantic's revenue exceeded management's expectations during the second quarter of 1999, management anticipates continued operating losses as it continues to expand its operations.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

            Revenue increased from $150,971 for the six months ended June 30, 1998 to $265,339 for the six months ended June 30, 1999, an increase of $114,368, or 76%. This increase was due to a strong growth in group purchasing contract revenue and network access fees.

            Salaries and wages increased from $155,683 for the six months ended June 30, 1998 to $158,926 for the six months ended June 30, 1999, a increase of $3,243. This increase was due to the addition of new employees and the replacement of existing employees at higher salaries. These personnel changes took place near the end of the second quarter of 1999. Office and other expenses decreased slightly from $37,254 in the six months ended June 30, 1998 to $30,402 in the six months ended June 30, 1999, a decrease of $6,852. This decrease was attributable to temporary decreases in fees paid to credential the physician network and printing provider directories. Consulting fees increased from $14,898 for the six months ended June 30, 1998 to $19,474 for the six months ended June 30, 1999, an increase of $4,576. This increase was attributed to several new consulting projects.

            The operating income for Atlantic before the cumulative effect of change in accounting principle was $35,175 for the six months ended June 30, 1999 compared to an operating loss of $79,197 for the six months ended June 30, 1998. The operating income for the second quarter of 1999 primarily resulted from an increase in revenues before the hiring of several new employees. Atlantic incurred a net loss after the cumulative effect of a change in accounting principle of $44,937 in the six months ended June 30, 1999 compared with a net loss of $78,008 in the six months ended June 30, 1998. The net loss primarily resulted from the adoption by Atlantic of the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) at the beginning of the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711. While Atlantic's operating income before the cumulative effect of adopting SOP 98-5 exceeded management's expectations during the first six months of 1999, management anticipates continued operating losses.

LIQUIDITY AND CAPITAL RESOURCES

            To date, Atlantic has financed its operations through the sale of equity securities and the collection of administrative fees combined with revenue from ongoing operations.

            On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Commission, pursuant to which Atlantic registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares;
(ii) 1,400,000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. On June 22, 1999, Atlantic filed Post-Effective Amendment No. 5. The Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999. The net proceeds from Atlantic's Offering have been used for working capital.

            Atlantic had $290,873 and $130,877 in working capital at June 30, 1999 and 1998, respectively. Atlantic's cash was $252,371 and $80,785 at June 30, 1999 and 1998, respectively. The increase in Atlantic's working capital and cash balance is due to the increase in revenues described above and Atlantic's stock offering. Depending upon the success of Atlantic's stock offering and the amount of future revenue earned, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 31, 2000. In the event that the Company's future stock sales and revenues derived from network development and access fees are lower than projected, the Company anticipates that it may charge its shareholders assessments, reduce the number of its employees or decrease compensation paid to its officers.

            Atlantic did not have any material commitments for capital expenditures as of June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the three months ended June 30, 1999, the Company has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

            On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Commission, pursuant to which Atlantic registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares;
(ii) 1,400,000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. On June 22, 1999, Atlantic filed Post-Effective Amendment No. 5. The Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999.

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

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits.

                        Exhibit
                        Number                Description
                        ------                -----------

                          27.1                Financial Data Schedule

            (b)         Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ATLANTIC INTEGRATED HEALTH
August 10, 1999            INCORPORATED


                           By: /s/  J. Philip Mahaney Jr., M.D.
                               --------------------------------
                                    J. Philip Mahaney, Jr., M.D.
                                    President and Chief Executive Officer
                                    (principal executive officer)


                           By: /s/  Stephen W. Nuckolls
                               ------------------------
                                    Stephen W. Nuckolls
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit Number         Description                           Location
--------------         -----------                           --------

     27.1         Financial Data Schedule          Filed herewith electronically