Form 10QSB
period 1999-09-30
ATLANTIC INTEGRATED HEALTH INC
filed 1999-11-12
CIK 1025990

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                       Commission file number 333-05826-A

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Transition Period From ___________ To _______________.

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED
        (Exact name of small business issuer as specified in its charter)

     North Carolina                                        56-1966823
(State of Incorporation)                       (IRS Employer Identification No.)


                        1315 S. Glenburnie Road, Suite A5
                         New Bern, North Carolina 28562
                    (Address of principal executive offices)

                                 (252) 514-0057
                         (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      YES [X]        NO[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                    Class                    Outstanding as of November 10, 1999
                    -----                    -----------------------------------

Primary Class, $1.00 par value                              316,500
Referral Class, $1.00 par value                             456,000
Nonprofit Class, nonvoting, $1.00 par value                   4,500

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                           Consolidated Balance Sheets

ASSETS                                                           September 30,  December 31,
                                                                     1999           1998
                                                                   ---------     ---------
                                                                  (Unaudited)      (Note)
Cash ..........................................................    $ 203,096     $ 115,507
Accounts receivable, less allowance for
     uncollectible accounts of $5,000 in 1999 and 1998 ........      128,610        64,934
Prepaid expenses ..............................................        5,053         3,562
                                                                   ---------     ---------
                       Total current assets ...................      336,759       184,003
Office equipment, net .........................................       13,966         6,803
Deferred costs and other intangible assets ....................           --        82,711
                                                                   ---------     ---------
Total assets ..................................................    $ 350,725     $ 273,517
                                                                   =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities - Accounts payable ........................    $  59,669     $  45,766
                                                                   ---------     ---------
Long-term debt - Convertible debenture and accrued interest....       96,750        92,700
                                                                   ---------     ---------
Stockholders' equity:
     Common stock - $1 par value-
          Primary class,  authorized  1,000,000 shares; 316,500
              and 302,500 shares issued and outstanding in
              1999 and 1998, respectively .....................      316,500       302,500
          Referral class,  authorized 1,800,000 shares; 456,000
              and 370,000 shares issued and outstanding in
              1999 and 1998, respectively .....................      456,000       370,000
          Nonprofit class,  nonvoting,  authorized 200,000
              shares;  4,500 and 2,500 shares issued and
              outstanding in 1999 and 1998, respectively ......        4,500         2,500
     Additional paid-in capital ...............................       74,000        74,000
     Syndication costs ........................................     (110,000)     (105,000)
     Stock subscription and stockholder notes receivable ......      (15,550)      (36,100)
     Accumulated deficit ......................................     (531,144)     (472,849)
                                                                   ---------     ---------
Total stockholders' equity ....................................      194,306       135,051
                                                                   ---------     ---------
Total liabilities and stockholders' equity ....................    $ 350,725     $ 273,517
                                                                   =========     =========



Note: The balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles.

          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                Three Months Ended           Nine Months Ended
                                                                                   September 30,               September 30,
                                                                              -----------------------     -----------------------
                                                                                1999          1998          1999          1998
                                                                              ---------     ---------     ---------     ---------
Revenue ..................................................................    $ 134,801     $  55,665     $ 400,141     $ 199,135
                                                                              ---------     ---------     ---------     ---------
Expenses:
     Consulting fees .....................................................        1,946        16,488        21,420        23,885
     Salaries and wages ..................................................      108,110        57,160       267,036       214,733
     Recruiting and education ............................................       14,232         1,980        26,052        16,235
     Office expense and other ............................................       19,815        17,712        50,217        53,076
     Rent ................................................................        3,410         3,470         8,741         7,420
     Interest ............................................................        1,350            --         4,050            --
     Depreciation and amortization .......................................        1,459         2,095         2,969         6,224
                                                                              ---------     ---------     ---------     ---------
                       Total expenses ....................................      150,322        98,905       380,485       321,573
                                                                              ---------     ---------     ---------     ---------
Operating income (loss) ..................................................      (15,521)      (43,240)       19,656       (22,438)
Interest income ..........................................................        2,162           650         4,760         1,840
                                                                              ---------     ---------     ---------     ---------
Income (loss) before cumulative effect of a change
     in accounting principle .............................................      (13,359)      (42,590)       24,416      (120,598)
Cumulative effect of a change in accounting
     principle ...........................................................           --            --       (82,711)           --
                                                                              ---------     ---------     ---------     ---------
Net loss .................................................................    $ (13,359)    $ (42,590)    $ (58,295)    $(120,598)
                                                                              =========     =========     =========     =========


Income (loss) per basic common share:
     Income (loss) before cumulative effect of a
        change in accounting principle ...................................    $    (.02)    $    (.07)    $     .03     $    (.20)
     Cumulative effect of a change in accounting
        Principle ........................................................           --            --          (.11)           --
                                                                              ---------     ---------     ---------     ---------
     Net loss ............................................................    $    (.02)    $    (.07)    $    (.08)    $    (.20)
                                                                              =========     =========     =========     =========
Basic average common shares outstanding ..................................      773,000       622,333       752,111       609,222
                                                                              =========     =========     =========     =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                 1999          1998
                                                                               ---------     ---------
Cash flows from operating activities:
Net loss ..................................................................    $ (58,295)    $(120,598)
Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization ...............................        2,969         6,225
              Cumulative effect of a change in accounting principle .......       82,711            --
              Increase in accounts receivable .............................      (63,676)      (32,584)
              (Increase)/Decrease in prepaid expenses .....................       (1,491)          928
              Increase in accrued interest payable ........................        4,050            --
              Increase in accounts payable ................................       13,903        10,919
                                                                               ---------     ---------
                       Net cash used in operating activities ..............      (19,829)     (135,110)
                                                                               ---------     ---------

Cash flows from investing activities:
     Purchase of office equipment .........................................      (10,132)       (1,240)
     Purchase of investment, net of cash acquired .........................           --        20,834
                                                                               ---------     ---------
                       Net cash (used in) provided by investing activities       (10,132)       19,594
                                                                               ---------     ---------

Cash flows provided by financing activities:
     Proceeds from issuance of common stock ...............................      117,550        80,235
                                                                               ---------     ---------
                       Net cash provided by financing activities ..........      117,550        80,235
                                                                               ---------     ---------

Net increase(decrease) in cash ............................................       87,589       (35,281)
Cash, beginning of period .................................................      115,507       101,776
                                                                               ---------     ---------
Cash, end of period .......................................................    $ 203,096     $  66,495
                                                                               =========     =========
Supplemental disclosure:
     Common stock issued in exchange for note .............................    $  20,550     $  18,235
     Acquisition of The Beacon Company:
         Fair market value of development costs acquired ..................           --        70,166
         Assumption of subordinated convertible debenture .................           --        90,000
                                                                               =========     =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC INTEGRATED HEALTH INCORPORATED

                                   FORM 10-QSB
                               SEPTEMBER 30, 1999

             Notes to Consolidated Financial Statements (Unaudited)

1.          INTERIM FINANCIAL INFORMATION

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the financial position of Atlantic Integrated Health Incorporated and its wholly-owned subsidiary, The Beacon Company, as of September 30, 1999 and 1998, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

            As a result of this transaction, Beacon has been consolidated with the Company as of June 30, 1999 and for all accounting periods from June 24, 1998 through September 30, 1999.

3.          NET INCOME (LOSS) PER SHARE

            Net income (loss) per share is computed by dividing the net income
(loss) for the period by the weighted average number of shares of common stock outstanding during the period.

4.          EXTENSION OF STOCK OFFERING

            On June 22, 1999, the Company filed a Post-Effective Amendment No. 5 to its Registration Statement on Form SB-2 to extend its stock offering, which terminated on March 10, 1999. The Securities and Exchange Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999.

5.          NEWLY ISSUED ACCOUNTING STANDARD

            In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. Atlantic adopted SOP 98-5 on January 1, 1999. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the nine months ended September 30, 1999.

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

            As of November 10, 1999, we had entered into medical services provider agreements covering over 500 physicians located in 22 counties in eastern North Carolina. Additionally, as of November 10, 1999, through our subsidiary, The Beacon Company, we had entered into facility participation agreements with eight hospitals in eastern North Carolina.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

            Revenue increased from $55,665 for the three months ended September 30, 1998 to $134,801 for the three months ended September 30, 1999, an increase of $79,136, or 142%. This increase was due to a strong growth in group purchasing contract revenue and network access fees.

            Operating expenses increased from $98,905 for the three months ended September 30, 1998 to $150,322 for the three months ended September 30, 1999. This increase was attributable to the addition of new staff and related recruiting and sales expenses.

            Salaries and wages increased from $57,160 for the three months ended September 30, 1998 to $108,110 for the three months ended September 30, 1999, an increase of $50,950. This increase was due to higher salaries and a larger number of employees. Recruiting and education increased from $1,980 for the three months ended September 30, 1998 to $14,232 for the three months ended September 30, 1999, an increase of $12,232. This increase was related to the growth in the network and enhanced sales and marketing efforts. Office and other expenses increased from $17,712 in the three months ended September 30, 1998 to $19,815 in the three months ended September 30, 1999, an increase of $2,103. Consulting fees decreased from $16,488 for the three months ended September 30, 1998 to $1,946 for the three months ended September 30, 1999, a decrease of $14,542. This decrease was attributed to the completion of several consulting projects that were active during 1998.

            The net loss for Atlantic decreased from $42,590 for the three months ended September 30, 1998 to $13,359 for the three months ended September 30, 1999. The reduction in losses resulted from strong revenue growth in excess of growth in expenses. While Atlantic's revenue exceeded management's expectations during the third quarter of 1999, management anticipates continued operating losses as it continues to expand its operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

            Revenue increased from $199,135 for the nine months ended September 30, 1998 to $400,141 for the nine months ended September 30, 1999, an increase of $201,006, or 101%. This increase was due to a strong growth in group purchasing contract revenue and network access fees.

            Salaries and wages increased from $214,733 for the nine months ended September 30, 1998 to $267,036 for the nine months ended September 30, 1999, an increase of $52,303. This increase was due to the addition of new employees and the replacement of existing employees at higher salaries. These personnel changes took place near the end of the second quarter of 1999. Recruiting and education increased from $16,235 for the nine months ended September 30, 1998 to $26,052 for the nine months ended September 30, 1999, an increase of $9,817. This increase was related to the growth in the network and enhanced sales and marketing efforts. Office and other expenses decreased from $53,076 in the nine months ended September 30, 1998 to $50,217 in the nine months ended September 30, 1999, a decrease of $2,859. This decrease was attributable to temporary decreases in fees paid to credential the physician network and printing provider directories. Consulting fees decreased slightly from $23,885 for the nine months ended September 30, 1998 to $21,420 for the nine months ended September 30, 1999, a decrease of $2,465.

            The operating income for Atlantic before the cumulative effect of change in accounting principle was $19,656 for the nine months ended September 30, 1999 compared to an operating loss of $122,438 for the nine months ended September 30, 1998. The operating income for the nine months ended September 30, 1999 primarily resulted from an increase in revenues in advance of the hiring of new personnel. Atlantic incurred a net loss after the cumulative effect of a change in accounting principle of $58,295 in the nine months ended September 30, 1999 compared with a net loss of $120,598 in the nine months ended September 30, 1998. The net loss primarily resulted from the adoption by Atlantic of the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) at the beginning of the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711. While Atlantic's operating income before the cumulative effect of adopting SOP 98-5 exceeded management's expectations during the first nine months of 1999, management anticipates continued operating losses.

LIQUIDITY AND CAPITAL RESOURCES

            To date, Atlantic has financed its operations through the sale of equity securities and the collection of administrative fees combined with revenue from ongoing operations.

            On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Commission, pursuant to which Atlantic registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares;
(ii) 1,400,000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. On June 22, 1999, Atlantic filed Post-Effective Amendment No. 5. The Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999. Since July 13, 1999, Atlantic has sold an aggregate of 4,000 Primary Class Common Shares, 2,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. The net proceeds from Atlantic's Offering have been used for working capital.

            Atlantic had $277,091 and $98,273 in working capital at September 30, 1999 and 1998, respectively. Atlantic's cash was $203,096 and $66,495 at September 30, 1999 and 1998, respectively. The increase in Atlantic's working capital and cash balance is due to the increase in revenues described above and Atlantic's stock offering. Depending upon the success of Atlantic's stock offering and the amount of future revenue earned, Atlantic believes that sufficient liquidity is available to satisfy its working capital through December 31, 2000. In the event that the Company's future stock sales and revenues derived from network development and access fees are lower than projected, the Company anticipates that it may charge its shareholders assessments, reduce the number of its employees or decrease compensation paid to its officers.

            Atlantic did not have any material commitments for capital expenditures as of September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the three months ended September 30, 1999, the Company has not issued or sold any securities that were not registered under the Securities Act of 1933, as amended.

            On October 19, 1996, Atlantic filed a Registration Statement on Form SB-2 with the Commission, pursuant to which Atlantic registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares;
(ii) 1,400,000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared Atlantic's Registration Statement effective on December 30, 1996, and certain officers and directors of Atlantic commenced sale of Atlantic's shares shortly thereafter. During the initial offering period which closed on July 28, 1997, Atlantic sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, Atlantic filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, Atlantic sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, Atlantic filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, Atlantic sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. Atlantic sold an aggregate of 156,000 Primary Class Common Shares, 428,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. On June 22, 1999, Atlantic filed Post-Effective Amendment No. 5. The Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999. Since July 13, 1999, Atlantic has sold an aggregate of 4,000 Primary Class Common Shares, 2,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares.

            Since the Registration Statement was first declared effective on December 30, 1996, the Company has received $592,000 in gross proceeds, $110,000 of which the Company estimates has been used for offering expenses and the balance of which has been used for working capital. All of the expenses incurred in connection with the offering were paid to unrelated parties or entities. The vast majority of the offering expenses were paid to attorneys, accountants and financial printers. The balance of the net proceeds received by Atlantic was used to fund general working capital purposes, including payment of rent and the salaries of certain directors and officers.

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

ITEM 5 - OTHER INFORMATION

            None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits.

                        Exhibit
                        Number                          Description
                        ------                          -----------

                         27.1                      Financial Data Schedule

            (b)         Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ATLANTIC INTEGRATED HEALTH
November 10, 1999          INCORPORATED


                           By: /s/  J. Philip Mahaney Jr., M.D.
                               -------------------------------------------------
                                    J. Philip Mahaney, Jr., M.D.
                                    President and Chief Executive Officer
                                    (principal executive officer)


                           By: /s/  Stephen W. Nuckolls
                               -------------------------------------------------
                                    Stephen W. Nuckolls
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX


Exhibit Number             Description                       Location
--------------             -----------                       --------

    27.1             Financial Data Schedule       Filed herewith electronically