Form 10KSB40
period 1999-12-31
ATLANTIC INTEGRATED HEALTH INC
filed 2000-03-30
CIK 1025990

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------
                                   FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

    For the transition period from __________________ to __________________.

                          COMMISSION FILE NO.: 333-5827
                              --------------------

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED
                 (Name of small business issuer in its charter)

             NORTH CAROLINA                                56-1966823
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

    1315 S. GLENBURNIE ROAD, SUITE D17                       28562
        NEW BERN, NORTH CAROLINA                           (Zip Code)
  (Address of principal executive offices)

                    Issuer's telephone number: (252) 514-0057

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

         State issuer's revenues for its most recent fiscal year.  $546,467

         As of March 15, 2000, 340,500 Primary Class Common Shares, 530,000 Referral Class Common Shares and 4,000 Nonprofit Class Nonvoting Common Shares of the Registrant were deemed outstanding, and the aggregate market value of the issued and outstanding capital stock of the Registrant, excluding outstanding shares beneficially owned by directors and executive officers, was $838,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]
================================================================================

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         We were incorporated as a business corporation on December 5, 1994 under the name "Atlantic Primary Care, Inc." We are in the process of integrating, economically and clinically, physicians practicing primarily in single-specialty medical practice groups into a larger multi-specialty network of physicians and medical practice groups. We are organized as an independent, physician-owned and governed integrated medical practice group network. Physicians participating in our network provide primary and referral specialty health care services to managed care health plan enrollees and other patients. We seek to improve the clinical performance and efficiencies of individual physician and medical practice group operations by centralizing specific administrative and purchasing functions and introducing management tools, such as clinical pathways, utilization review and outcomes measurement.

         As of March 15, 2000, we had entered into medical services provider agreements covering over 650 physicians located in 29 counties in eastern North Carolina. These agreements require our participating physicians to comply with key operating policies and procedures established by our physician Board of Directors. Additionally, as of March 15, 2000, we, through our wholly-owned subsidiary, The Beacon Company, had entered into participation agreements covering nine hospitals and an additional 700 physicians associated with these facilities.

         Our strategy is to continue to develop a multi-specialty integrated medical group network to serve eastern North Carolina. In each targeted community, we have affiliated and plan to continue to affiliate with local physicians who provide a variety of medical specialty services and contract with other health care providers outside of our local markets for certain specialty care needs. To implement our strategy, we have pursued and intend to continue to pursue:

         o  growth in our existing community markets;

         o expansion into new community markets through affiliation with physician medical practice groups or existing provider networks;

         o creation of contract relationships with hospitals, health plans, and other third-party payors in the community market areas;

         o use of management information systems, electronic data interchange, and the internet; and

         o management activities to increase the efficiency of and reduce costs associated with the operation of our regional network.

         Consistent with this strategy, we are currently negotiating agreements with other health plans to underwrite private label, fully insured health plans using our network of health care providers.

MISSION

         Our shareholders share the common vision that we are to be a physician-owned and governed network of medical practice groups. Our mission is to integrate, economically and clinically, physicians now practicing primarily in single-specialty medical practice groups into a larger multi-specialty group integrated medical group network to:

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

         To accomplish our mission, we are seeking well-defined, long-term relationships with health plans and other buyers of health care services which share our vision and commitment to influencing changes in the health care delivery system that are positive for patients and helpful to health care providers. We have developed and continue to develop working relationships with hospitals and other health care providers that serve our geographic region, providing physicians the maximum flexibility to provide patients with the best possible care.

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

         In order to compete effectively in this emerging environment, physicians are concluding that they must have greater control over the delivery and financial impact of a broader range of health care services through the acceptance of a global capitation. Moreover, physicians are increasingly abandoning traditional private practice in favor of affiliations with larger organizations and networks, like us, which offer experienced, innovative management and management information systems.

         Many payors and their intermediaries, including governmental entities, look to network providers of physician services to develop and maintain quality outcomes, management programs and patient care data. In addition, such payors and intermediaries seek to share the risk of providing health care services through capitation arrangements which provide for fixed payments for patient care over a specified period of time. While the acceptance of greater responsibility and risk provides the opportunity to retain and enhance market share and operate at a higher level of profitability, medical practice groups and independent physicians have determined that the acceptance of capitation carries with it significant requirements for infrastructure, information systems, capital, network resources and financial and medical management. Physicians increasingly are turning to organizations, such as us, to provide the resources necessary to function effectively in this environment.

BUSINESS STRATEGY

         Our strategy focuses on business activities in four principal areas:

         1.   FORMING A REGIONAL PHYSICIAN NETWORK.

         Our management believes that the majority of health care services will continue to be delivered at the local community level in the future, particularly primary medical care in rural regions, such as eastern North Carolina. Based on our experience and discussions with buyers of health care services, our management believes that the purchase of health care services will increasingly be accomplished through contracts with regional networks of physicians and other providers; and thus demand by buyers of health care services will grow rapidly for a regional, high quality physician network in eastern North Carolina that is capable of sharing risk. We continue to meet this market demand by selectively contracting with physicians in communities throughout eastern North Carolina. As of March 15, 2000, we had entered into medical services provider agreements covering over 650 physicians located in 29 counties in eastern North Carolina. In addition, we have a network service provider agreement with UNC Physicians which covers an additional 700 providers in Orange, Durham and Wake Counties. Each participating physician is credentialed through an established process that meets and/or exceeds National Commission for Quality Assurance ("NCQA") guidelines. The medical services provider agreement, entered into by all of our participating physicians, requires our participating physicians to follow specific administrative and clinical policies and procedures adopted by our Board of Directors.

         2.   DEVELOPING STRATEGIC ALLIANCES.

         We believe that developing strategic relationships with hospitals, other health care providers and insurance carriers, including HMOs, improves the delivery of health care services and patient care. We continue to actively pursue the development of such relationships.

         Our current and proposed agreements with hospital and other providers strive to enhance the quality and efficiency of care to patients and provide an integrated and coordinated continuum of care.

Consistent with this goal, our current agreements with hospitals and other providers feature discounted fee for service formulas. As we attempt to position ourselves within a managed care market, our proposed agreements with hospitals and other providers will feature reimbursement formulas that align financial and clinical incentives between physicians, hospitals, and other providers to best meet patient care needs. As our physicians share permitted financial risk, hospitals and other providers will be placed at risk for those aspects of health care delivery that they most directly influence or control. As of March 15, 2000, we, through our wholly-owned subsidiary, The Beacon Company, had entered into participation agreements covering nine hospitals and an additional 700 physicians associated with these facilities.

         We continue our efforts to negotiate provider agreements with managed care health plans and insurance companies desiring to do business in eastern North Carolina. Also, we continue to develop agreements with managed care organizations or third party administrators to facilitate the offering of services by our participating physicians and medical practice groups to large partially and fully self-insured employers.

         We entered into agreements with Kanawha in February 1998. These agreements outlined duties and responsibilities of each organization to develop a variety of health plans to be marketed to small and large employers in our target markets. Initially, the parties intended to develop and distribute HMO, PPO and third party administrator health plan products. Since the agreements were executed, Kanawha has exited the HMO marketplace in North Carolina. However, we are still working together with Kanawha to jointly market their health plan products to self-insured and partially self-insured buyers of health care services. In June 1998, we purchased all of Kanawha's ownership interest in Beacon.

         Affiliated physicians are required to honor the terms and conditions of contracts entered into by us and approved by respective medical practice groups of such physicians. However, we do not prejudice individual participating physicians or medical practice groups from entering into direct agreements with managed care health plans, insurance companies or other buyers of health care services. Our standard medical services provider agreement does provide, however, that we shall have the exclusive right, for a period of 180 days to negotiate a new network/buyer agreement with certain buyers of health care services designated by us. In the event that we do not enter into a network/buyer agreement with a designated buyer of health care services within 180 days, the affiliated physicians have the right to contract with any buyer of health care services, regardless of whether or not we have contracted with a particular plan.

         The expectation is that through relationships with managed care health plans and other buyers of health care services, our physicians will devote greater resources to ensuring the wellness of patients, provide better quality and cost-effective patient care and become more competitive in the health care marketplace. As a result, it is anticipated that the overall cost of providing care will be contained, rendering both us and our participating providers more appealing to managed care health plans, other buyers of health care services, and medical consumers.

         3.   SEEKING IMPROVEMENTS IN HEALTH CARE SERVICE DELIVERY AND OUTCOMES.

         We are organized as a multi-specialty integrated medical group network. The integration of the medical group practices and physicians creates significant potential to enhance the quality and cost-effectiveness of care provided to patients served by the network. One of our goals is to accomplish such integration through the systematic sharing of information, coordination of care and such activities as the development and application of clinical pathways and outcome measurements. We believe that information technology is important to the growth of our integrated health care delivery system and that the availability of detailed clinical data is fundamental to quality control and cost containment.

         We are monitoring the current developments in information and telecommunications systems that will be able to link our central office with the offices of certain participating physicians and medical practice groups via the internet or other electronic means to facilitate the collection and analysis of clinical and administrative data and the potential development of a comprehensive health care database. The database is to combine information about the cost and utilization of health care services rendered to patients of the network. The information technology being monitored is designed to permit immediate verification of the eligibility of patients for service under various managed care health plans. The cost of linking us with the offices of certain participating physicians and medical practice groups through information and telecommunications systems will not result in any significant charges to us and will likely cost participating physicians and medical practice groups monthly fees. The exact amount of such fees will be dependent upon the type of services desired by each physician and medical practice group.

         Through analysis of data and appropriate sharing of pertinent information with physicians, hospitals, patients, managed care plans and buyers of health care services, our physicians should be able to reduce the risk of providing unnecessary and inappropriate care. Equally important, these systems and enhanced communications among providers, patients and purchasers, will improve efforts to deliver quality service in a cost-effective manner and document continuous improvements in health care service delivery and outcomes. The information we desire to store in a database should allow participating physicians systematically to develop and utilize clinical pathways and outcome measurements and to address other quality-of-care issues. Although our management views this strategy as important, it realizes that this strategy is a long-term goal and not one that management believes will be achieved in the near future.

         4.   ENHANCING THE MANAGEMENT AND PERFORMANCE OF PARTICIPATING
              PRACTICES.

         We continue to expand the number of shared management services we offer to our participating physicians. While we expect that our participating physicians will continue to employ and directly supervise the various clinical, reception, medical records and other support personnel required at each office site, we believe that many other administrative-management services may be provided more efficiently and on a cost-effective basis through centralized resources in the network office.

         To this end, we have developed and formed a group purchasing program whereby participating physicians and medical practice groups may acquire frequently utilized goods and services. Our main programs include professional liability insurance, medical office supplies, radiology supplies, reference laboratory services, telecommunications services and compliance with Occupational Safety and Health Administration training. We continue to issue requests-for-proposals for office supplies and other business services and information systems. We also continue to expand our consulting services to medical practice groups and physicians. These services include physician recruitment, establishment of cross coverage arrangements and creating a medical practice, opening a new office, or combining or merging practices.

         In conjunction with our strategic planning efforts, we may determine that it would be advantageous from a marketing and/or service standpoint to sponsor the establishment of strategically located care centers or physician offices in locations which would help attract new customers and patients, or provide enhanced access to services for existing patients. As appropriate, we will undertake to facilitate efforts by the affiliated medical practices to recruit and hire physicians directly to staff such sites.

MEDICAL SERVICES PROVIDER AGREEMENTS, STRUCTURE AND OWNERSHIP AND MANAGEMENT

         MEDICAL SERVICES PROVIDER AGREEMENTS: Affiliated medical practice groups and physicians are linked to each other and us through medical services provider agreements. We contract with our participating physicians and affiliated medical practice groups for the provision of medical services and the allocation of revenues and expenses and, in turn, contracts with managed care health plans and insurance companies for marketing and enrollment services. These agreements obligate us to allocate revenues among participating physicians and medical practice groups in accordance with agreed upon formulae and obligate the physicians and medical practice groups to provide medical services and share certain risks of covering the costs of health care services provided. In addition, the medical services provider agreements may require participating physicians and medical practice groups to participate in an administrative fee assessment program.

         STRUCTURE AND OWNERSHIP: We are a North Carolina business corporation organized to provide administrative services only and not to provide medical services. We are owned by medical practice groups and physicians who, directly or indirectly, enter into medical services provider agreements with and become our shareholders. A diagram of our structure and ownership and our relationships with buyers of health care services and participating physicians and medical practice groups is set forth below:



   MEDICAL PRACTICE GROUP/               HEALTH PLANS
   PHYSICIAN SHAREHOLDERS                OTHER BUYERS OF HEALTH CARE SERVICES

                                                  -Permitted Risk Sharing and
                                                      Non-Risk Sharing Provider
                                                      Agreements




                    ATLANTIC INTEGRATED HEALTH INCORPORATED

              - Physician Board of Directors
              - Physician Officers
              - Lay Chief Operating Officer
              - Lay Chief Financial Officer
              - Committees
              - Administrative Staff
              - Management Information System


   Non-Exclusive Medical Services
   Provider Agreement


      MEDICAL GROUP/PHYSICIAN                     MEDICAL GROUP/PHYSICIAN
   - Own property and equipment
   - Employ support staff

                 - Employment Agreement

              Physician

         We are owned by participating medical practice groups and physicians, as depicted in the upper left corner of the diagram, and such shareholders have elected the members of the Board of Directors, all of whom are physicians. As depicted in the center box of the diagram, our officers are physicians, although our Chief Operating Officer and Chief Financial Officer are lay persons experienced in the operation of medical practice groups and managed care systems.

         Our Board of Directors has established a number of committees that are advisory committees of the Board of Directors and oversee and recommend policies and procedures concerning matters of general management, finance, marketing, contracting, continuous quality improvement, utilization management and management information systems. The members of such committees are primarily physicians who are participants in our network, although other physicians and lay persons may also be designated members of the committees.

         We will negotiate and enter into agreements on behalf of participating physicians and medical practice groups with health plans and other buyers of health care services, as depicted in the upper right corner of the diagram. Such health care services will be provided by participating physicians and medical practice groups and their respective physicians and other licensed professionals. The terms and provisions for the rendering of the health care services, payment for such services, and the sharing, by the participating physicians and medical practice groups, of the risk of covering the costs of providing such health care services are included in the medical services provider agreements, as depicted in the lower left corner of the diagram. Physicians' employment relationships with their respective medical practice groups will be maintained. The numbers of participating physicians, their medical specialties and geographic locations, are determined by our Board of Directors.

         Our structure and ownership have been designed to avoid us and the participating medical practice groups being deemed an "affiliated service group," as defined under the Internal Revenue Code. Our Board of Directors has structured us to avoid such "affiliated service group" designation and to enable participating medical practice groups to continue their existing qualified pension and profit sharing plans without any adverse tax consequences. The Board of Directors believes that we and the participating medical practice groups will not be an "affiliated service group" because (a) we are organized as a business corporation; (b) our business is limited to providing administrative services (and will not constitute practicing medicine); and (c) no individual physician is permitted to own 5% or more of our outstanding capital stock. No assurance can be provided, however, that the Internal Revenue Service or another regulatory agency will not take the position that we, as we are structured, owned and operated from time to time, will be an "affiliated service group."

         MANAGEMENT: Because of the complex array of business activities that we pursue, we have undertaken to retain qualified management personnel and professional advisors to carry out the day-to-day work of managing the network. The central network office is supervised by the Chief Operating Officer who was selected by and is accountable to the Board of Directors. Our Chief Financial Officer oversees all of our finances. Our staff supports our Board of Directors and committees; facilitates strategic planning regarding the growth and development of network services; manages shared practice management services provided or available to affiliated physicians; assists the network in our efforts to obtain and manage risk contracts with managed care health plans and other buyers of health care services; and is responsible for developing management systems, including pro forma financial schedules to facilitate the monitoring of revenues and expenditures incurred by the network.

         In addition to our Chief Operating Officer and Chief Financial Officer, as our organization grows in size and function, we will continue to develop our own staff with experience in such areas as finance, marketing, health services/provider relations and management information systems. The number and type of staff employed or retained will evolve based on the size of the network, number of enrollees and patients served and complexity of planning or management challenges.

         We are still developing many of our business operations. As a result, we contract with consultants to assure that the array of experience and expertise necessary to expand the network successfully is readily available. We require the on-going advice of attorneys, certified public accountants and consulting actuaries.

PHYSICIAN SELECTION AND CREDENTIALING

         To become one of our participating physician, each physician must complete the credentialing process which meets or exceeds guidelines promulgated by the NCQA. Credentialing criteria have been developed to assure the inclusion of desired numbers of physicians, as identified by specialty and geographic location, within the network; the compilation of information concerning the cost and quality of services rendered by respective physicians; and the confirmation by applicants of their willingness to adhere to policies and procedures adopted by our Board of Directors. Each participating physician is required to complete successfully our credentialing process.

         We have contracted with National Provider Credentialing Service, a subsidiary of MAG Mutual Healthcare Solutions, to accomplish primary source verification and electronically catalogue the information contained on each physician's credentialing application.

PHYSICIAN REIMBURSEMENT, PHYSICIAN PAYMENTS, RISK MANAGEMENT

         The medical services provider agreement entered into by each physician and medical practice group participating in our network is structured to provide that:

         o participating physicians and medical practice groups render required and appropriate medical services to designated patients;

         o payment for such medical services is to be made to participating physicians and medical practice groups through programs determined by the Board of Directors; and

         o we coordinate and manage such provision of medical services, payment for the medical services and the sharing of certain risk by the participating physicians and medical practice groups related to the cost of providing the required and appropriate medical services.

         Designation of primary care physicians as "case managers" to coordinate patient care will vary depending on the terms of the contracts entered into with buyers of health care services.

         We have worked with and will continue to engage outside consultants to work with the Board of Directors to develop fee allowables for our network and to determine appropriate allocation of capitation. In the event participating physicians and medical practice groups are paid on a fee-for-service basis, we will endeavor to utilize a common fee schedule and, as permitted and appropriate, will develop provisions for holding back a portion of the fees paid to participating physicians and medical practice groups in a contingency reserve fund. As determined by our Board of Directors and the terms and conditions of specific managed care health plan contracts, a scheduled, periodic accounting of managed care health plan expenses will be completed. The monetary amounts "held back" will be returned to the participating physicians and medical practice groups to the extent that the operating results permit. If a surplus still remains after all amounts held back during the year from payments otherwise due physicians have been returned, such surplus will be allocated among participating physicians in accordance with criteria determined by the Board of Directors.

         The allocation of administrative assessments, revenues, sharing of risk, operating reserve deficits or other reimbursement/compensation limitations described herein may vary among medical practice groups and individual providers within a medical practice group.

THE ATLANTIC MEDICAL MANAGEMENT INFORMATION SYSTEM

         We continue to evaluate information systems to provide interactive health services and management information as described below. Our management objective is to provide participating physicians with access to appropriate data as patient care is rendered and evaluated. It is contemplated that we and participating medical practice groups will be linked electronically and that information will be delivered and shared through electronic data interchange ("EDI") and a private intranet. No target date has been established for implementation of such management information systems within our network.

         The functions of core information systems selected are to include e-mail, accounting applications, on-line verification of eligibility, database collection and reporting, management of contracts, claims processing and payment, referral authorization and statistical reporting. We and/or medical practice groups will retain ownership of all data, information and reports generated by and through the use of the information systems.

ADMINISTRATIVE FEE ASSESSMENT PROGRAM

         The medical services provider agreement entered into by each participating physician or medical practice group provides that we, in our sole discretion and by determination of our Board of Directors, may require the participating physicians and medical practice groups to provide financial support to help defray our operating expenses. Consistent with this provision, we have the authority to bill the participating physicians and medical practice groups or retain from revenues paid to us administrative and management fees that are equal to 3% of our "net revenues," as defined in the medical services providers agreement. In addition, upon execution of the medical services provider agreement, participating physicians and medical practice groups who are referral specialists may be required to pay to us an initial administrative and management fee up to $3,000 per referral physician.

COMPETITION

         The health care market is extremely competitive and undergoing rapid change. We and our affiliated physicians and medical practice groups compete with individual physicians and medical practice groups, HMOs, PPOs, physician-hospital organizations, integrated delivery systems and physician practice management companies. Many of our competitors are significantly larger and have substantially greater capital resources than us. We believe that the principal competitive factors that will affect our ability to contract with health plans and other buyers of health care services include achievement of cost efficiencies through integrated operations, satisfaction of the needs of target purchasers and achievement of superior customer/patient satisfaction.

GOVERNMENT REGULATION

         Various state and federal laws regulate the relationships among providers for the provision of physician and other health care services, and as a business in the health care industry, we are subject to these laws and regulations. We believe our operations are in material compliance with applicable laws; however, we have not received any legal opinion from counsel or any advisory opinions from regulators that our operations are in material compliance with applicable laws. Many aspects of our business operations have not been the subject of state or federal regulatory interpretation. Moreover, as a result of our providing both physician practice management services and medical support services, we may be the subject of more stringent review by the regulatory authorities. There can be no assurance that a review of our or our affiliated physicians' businesses by courts or regulatory authorities will not result in a determination that could adversely affect our operations or the operations of our affiliated physicians and medical practice groups. Moreover, no assurance can be provided that new and more restrictive state or federal laws and regulations will not be enacted or adopted.

         The laws of many states prohibit business corporations such as us from practicing medicine or employing physicians to practice medicine. Although the State of North Carolina does not expressly prohibit the corporate practice of medicine, it does require all persons practicing medicine to be licensed. We perform only non-medical administrative services, does not represent to the public or our clients that it offers medical services and does not exercise influence or control over the practice of medicine by the physicians with whom it contracts. Accordingly, we believe that it is not in violation of applicable state laws relating to the corporate practice of medicine. However, the laws in most states, including the State of North Carolina, regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation; therefore, no assurances can be given that our activities will be found to be in compliance, if challenged.

         Federal and state laws regulate the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the soliciting or receiving, or the offering or payment of remuneration, either directly or indirectly, in return for or to induce a referral of items or services for federal health care program patients including, among other patients, Medicare and Medicaid patients. Federal and state statutes impose restrictions on physician referrals of designated health services to entities with which the physician has a financial relationship. These laws and applicable regulations also regulate the submission of claims for the reimbursement of physician services, or for services incident to those services, provided under federal health care programs that are false or fraudulent. Violations of these laws may result in substantial civil and criminal penalties, including civil monetary penalties, exclusion from the participation in federal health care programs, including, among other programs, the Medicare and Medicaid programs, loss of licensure to practice medicine and other penalties. Such exclusion and penalties, if applied to our affiliated medical practice groups, could have an adverse effect on us.

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

         The federal government has published several final and proposed regulations for the creation of certain "safe harbors" from prosecution under the federal anti-kickback law, but some of our operations do not satisfy the requirements for any of the "safe harbor" exemptions. We believe, however, that in the conduct of our contemplated business operations we will not be in a position to make or influence the referral of patients for goods or services and that such business operations will not constitute or generate any violation of state or federal anti-kickback laws. To the extent we are deemed by state or federal authorities to be a separate provider of health care services, making referrals to or receiving referrals from physicians or medical practice groups through our Non-Exclusive Medical Provider Agreements, the financial arrangement under such agreements could be subject to scrutiny and prosecution under the anti-kickback laws. Violation of the anti-kickback laws is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties, including excluding violators from participation in federal health care programs, and other criminal and civil penalties may be imposed pursuant to applicable state laws.

         Significant prohibitions against physician referrals were enacted, subject to certain exemptions, by Congress in the Omnibus Budget Reconciliation Act of 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective January 1, 1995 and subject to certain exemptions, Stark II prohibits a physician or a member of the physician's immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The designated health services include the provision of clinical laboratory services, radiology, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices and supplies, outpatient prescription drugs, home health services and inpatient and outpatient hospital services. The penalties for violation of Stark II include a prohibition on Medicaid and Medicare reimbursement and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme." Since we provide administrative services only and not any "designated health services" or other health services, our management believes that our business operations do not generate any violations of the Stark legislation. While we believe we are in compliance with the Stark legislation, future regulations could require us to modify the form of our relationships with the affiliated physician groups. For example, proposed regulations implementing the Stark II laws were issued in January 1998, but have yet to be finalized. Moreover, the violation of the Stark legislation by any of our affiliated medical practice groups could result in significant fines and loss of reimbursement which would adversely affect us.

         Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other patients. The State of North Carolina has enacted statutes which prohibit the payment of fees to induce referrals and prohibit referrals of patients by health care providers for certain designated health care services to entities in which the health care provider or group practice or any member of the group practice has an investment interest. Sanctions which may be imposed for violations of such statutes include discipline by the applicable professional licensing board, suspension or revocation of the offending provider's license and substantial civil money penalties. While we believe it will be in compliance with such state laws, the existing or future laws or regulations could require us to modify the form of our relationships with the affiliated physician groups.

         Laws in all states regulate the business of insurance and the operation of HMOs. The laws and regulations of the State of North Carolina, as interpreted by the state's Department of Insurance, permit physician organizations, such as us, to enter into risk sharing contracts only with licensed entities such as HMOs. Although we currently do not have any risk sharing contracts, we may enter into such contracts in the future and at such time may be subject to the HMO statute. A physician organization may also become subject to regulation as a PPO or a URO. Although our management believes that our current operations fall outside of the oversight of the DOI, no assurance can be provided, that our structure and operation and the structure and operation of our affiliated medical practice groups will not be challenged by the DOI or other regulatory agencies. Any such challenge and any requirements that we restructure our operations or qualify for an insurance license could have a material effect on our operations.

EMPLOYEES

         As of March 15, 2000, we had six full-time employees. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The office of Atlantic Integrated Health is located at 1315 S. Glenburnie Road, Suite D-17, New Bern, North Carolina 28562. The suite consists of 2,000 square feet at an aggregate monthly rent of $1,400 (including association dues). The lease was entered into on January 1, 2000 and extends for a period of two years. The office of our wholly owned subsidiary, The Beacon Company, is located at 1315 S. Glenburnie Road, Suite D-15, New Bern, North Carolina 28562. The property consists of 1,000 square feet at an aggregate monthly rent of $700 (including association dues). The lease became effective on February 1, 2000 and extends for a period of two years.

ITEM 3.           LEGAL PROCEEDINGS.

         We are not involved in any legal proceedings considered by us to be material.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our Annual Meeting of Shareholders was held on October 14, 1999. The following matters were voted on and approved by our shareholders at the Annual Meeting. The tabulation of votes with respect to each of the following matters voted on at the Annual Meeting is set forth as follows:

1.       EXPANSION OF BOARD TO 19 DIRECTORS

         For                Against            Abstain         Broker Non-Vote

       544,000                 0                  0                   0

2.       ELECTION OF DIRECTORS (1)

For Three-Year Term                 For             Against            Abstain           Broker Non-Vote
-------------------                 ---             -------            -------           ---------------

Mel W. Fryar, M.D.***              324,000             0                  0                     0
Michael L. Bramley, M.D.*          220,000             0                  0                     0
A. Clark Gaither, M.D.*            220,000             0                  0                     0
Thomas A. Ruffolo, M.D.**          324,000             0                  0                     0
W. James Stackhouse, M.D.*         220,000             0                  0                     0
John A. Williams, III, M.D. **     324,000             0                  0                     0
Kent E. Carr, M.D.*                220,000
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

2. RATIFICATION OF ARTHUR ANDERSEN LLP AS AUDITORS FOR THE YEAR ENDING DECEMBER 31, 2000.


        For                  Against           Abstain          Broker Non-Vote

      544,000                   0                 0                    0


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public or private trading market for our Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares. The development of a trading market for such shares is precluded for two reasons. First, ownership of such shares is restricted to certain individuals and groups. For example, pursuant to our Amended and Restated Articles of Incorporation, Primary Class Common Shares may be held only by Primary Care Physicians, which are defined in our Bylaws, as amended, as physicians who practice substantially (75% or more as determined by gross practice revenues) in one or more of the primary care specialties of family practice, general internal medicine, general pediatrics or general practice ("Primary Care Specialties"); are generally not board certified in any specialty other than a Primary Care Specialty; and, if board certified in any other specialty other than a Primary Care Specialty, generally do not hold themselves out as practicing in any specialty other than the Primary Care Specialties, which physicians, either directly or through a practice group, or practices, have contracted with us to provide medical and other health care services through contracts negotiated by us. Referral Class Common Shares may be held only by physicians practicing primarily in referral medical and surgical specialties other than Primary Care Specialties, which physicians, either directly or through a practice group, or practices, have contracted with us to provide medical and other health care services through contracts negotiated by us. Nonprofit Class Nonvoting

Common Shares may be held only by nonprofit entities or public (local, state or federal government) corporations engaged in the delivery of health care services, which have contracted with us to provide medical or other health care services through contracts negotiated by us.

         Second, all of our existing shareholders and purchasers of our Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares are required to enter into Subscription and Shareholder Buy/Sell Agreements, which restrict the sale of their shares and provide us the right to repurchase their shares upon certain purchase events at fair market value, as determined in the sole discretion of our Board of Directors. Accordingly, so long as the charter provisions described above and the buy/sell provisions in the Subscription and Shareholder Buy/Sell Agreements remain in effect, development of a trading market for the Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares is precluded.

         As of March 15, 2000, there were 174 record holders of our Primary Class Common Shares, 265 record holders of our Referral Class Common Shares and two record holders of our Nonprofit Class Nonvoting Common Shares. No cash dividends were declared or paid by us on the Primary Class Common Shares, Referral Class Common Shares or the Nonprofit Class Nonvoting Common Shares during the years ending December 31, 1998 or 1999.

         During the fiscal year ended December 31, 1999, we did not issue any securities without registration under the Securities Act.

         On October 19, 1996, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "Commission"), pursuant to which We registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares; (ii) 1,400000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared our Registration Statement effective on December 30, 1996, and certain of our officers and directors commenced sale of our shares shortly thereafter. During the initial offering period which closed on July 28, 1997, we sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On September 22, 1997, we filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, we sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, we filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, we sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. On June 22, 1999, we filed a Post-Effective Amendment No. 5 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999. During the fourth offering period which closed on February 8, 2000, we sold an aggregate of 28,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. We sold an aggregate of 184,000 Primary Class Common Shares, 504,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996.

         During the calendar year ended December 31, 1999, we sold an aggregate of 22,000 Primary Class Common Shares, 90,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. All classes of capital stock were sold at $1.00 per share, and the total amount raised under the offering for the year ended December 31, 1999 was $114,000. We estimate that the total expenses incurred in connection with the offering during 1999 were approximately $5,000, thereby resulting in $109,000 in net proceeds to us for the year. All of the expenses we incurred in connection with our offering were paid to unrelated parties or entities. The vast majority of the offering expenses were paid to attorneys, accountants and financial printers. The balance of the net proceeds received by us was used to fund general working capital purposes, including payment of rent and the salaries of certain directors and officers. See "Item 10--Executive Compensation."

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

         THE FOLLOWING DISCUSSION OF OUR RESULTS OF THE OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO.

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

         As of March 15, 2000, we had entered into medical services provider agreements covering over 650 physicians located in 29 counties in eastern North Carolina. Additionally, as of March 15, 2000, we, through our wholly-owned subsidiary, The Beacon Company, had entered into participation agreements covering nine hospitals and an additional 700 physicians associated with these facilities.

         We derive our revenues from four main sources:

         o fees paid by employers, managed care health plans, and other third-party payors to access our integrated provider network;

         o commissions and fees paid by employers for health plan related administrative and consulting services;

         o fees paid by vendors on behalf of participating physicians for providing group purchasing and related services; and

         o  administrative service fees paid by participating physicians.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1998

         Net revenue increased from $283,413 in 1998 to $546,467 in 1999, an increase of $263,054 or 93%. Revenues generated from group purchasing contracts increased from $175,152 in 1998 to $390,047 in 1999, an increase of $214,895 or 123%. Revenue generated from commissions and network access fees increased from $30,532 in 1998 to $116,315 in 1999, an increase of $85,783 or 281%. Fees received from affiliated medical practice groups fell from $72,771 in 1998 to $40,105 in 1999.

         Operating expenses increased from $412,953 in 1998 to $567,097 in 1999, an increase of $154,144 or 37%. This increase was primarily attributable to the addition of new staff and related recruiting and sales expenses.

         Salaries and wages expense increased from $291,410 in 1998 to $384,909 in 1999, an increase of $93,499. This increase was a result of the addition of new employees and salary increases. Our recruiting and educational expenses increased from $12,196 in 1998 to $42,092 in 1999 as a result of increased network development activities and enhanced sales and marketing efforts. Office and other expenses increased from $67,246 in 1998 to $87,453 in 1999, an increase of $20,207. This increase was due to increases in telecommunications, printing and general office supplies expenses. Our rent/occupancy expense increased from $10,018 in 1998 to $16,507 in 1999 due to a full year of expense at our S. Glenburnie location in addition to the subletting of additional space on a temporary basis. Depreciation and amortization expense decreased because of the adoption of Statement of Position 98-5 under which we were required to expense the remaining portion of our deferred organizational costs as a cumulative change in accounting principle. Consulting fees increased from $21,063 in 1998 to $25,295 in 1999, an increase of $4,232.

         The net loss for Atlantic before the cumulative effect of the change in accounting principle was $13,984 for 1999 compared to a loss of $126,980 in 1998. The decline in net loss from operations primarily resulted from a sharp increase in revenues combined with a slower growth in related expenses. We incurred a net loss after the cumulative effect of a change in accounting principle of $96,695 in 1999 compared with a net loss of $126,980 in 1998. The net loss primarily resulted from our adoption of the provision of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) at the beginning of first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711. While our operating loss for 1999 was less than management's expectations, management anticipates continued operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations through the sale of equity securities, the collection of administrative fees and revenue from ongoing operations.

         On October 19, 1996, we filed a Registration Statement on Form SB-2 with the Commission, pursuant to which we registered for offer and sale under the federal securities laws (i) 700,000 Primary Class Common Shares; (ii) 1,400,000 Referral Class Common Shares; and (iii) 150,000 Nonprofit Class Nonvoting Common Shares. The Commission declared our Registration Statement effective on December 30, 1996, and certain of our officers and directors commenced sale of our shares shortly thereafter. During the initial offering period which closed on July 28, 1997, we sold 116,000 Primary Class Common Shares, 216,000 Referral Class Common Shares and no Nonprofit Class Nonvoting

Common Shares. On September 22, 1997, we filed a Post-Effective Amendment No. 2 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 2 effective on September 30, 1997. During the second offering period which closed on April 28, 1998, we sold an aggregate of 26,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. On June 24, 1998, we filed a Post-Effective Amendment No. 3 and on August 7, 1998 a Post-Effective Amendment No. 4 in response to the Commission's comments on Post-Effective Amendment No. 3. The Commission declared the Post-Effective Amendment No. 4 effective on August 12, 1998. During the third offering period which closed on March 10, 1999, we sold an aggregate of 14,000 Primary Class Common Shares, 136,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares. On June 22, 1999, we filed a Post-Effective Amendment No. 5 to the Registration Statement. The Commission declared the Post-Effective Amendment No. 5 effective on July 13, 1999. During the fourth offering period which closed on February 8, 2000, we sold an aggregate of 28,000 Primary Class Common Shares, 76,000 Referral Class Common Shares and no Nonprofit Class Nonvoting Common Shares. We sold an aggregate of 184,000 Primary Class Common Shares, 504,000 Referral Class Common Shares and 2,000 Nonprofit Class Nonvoting Common Shares since the Registration Statement was first declared effective on December 30, 1996. We plan to file Post-Effective Amendment No. 6 to continue the offering and add additional physicians to the Atlantic network. The net proceeds from our offering have been used for working capital.

         We had $252,427 and $138,237 in working capital at December 31, 1999 and 1998, respectively. Our cash and cash equivalents were $173,747 and $115,507 at December 31, 1999 and 1998, respectively. The increase in our working capital and cash balance is due to the increase in revenues described above and our stock offering. Based on our current sources of revenue, we believe that sufficient liquidity is available to satisfy our working capital through December 31, 2000. In the event that our revenues are lower than projected, we anticipate that we may have to issue additional shares of stock, charge our shareholders assessments, reduce staff or decrease compensation paid to our officers.

         We did not have any material commitments for capital expenditures as of December 31, 1999.

IMPORTANT FACTORS TO CONSIDER

         The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations and prospects.

WE HAVE A HISTORY OF OPERATING LOSSES AND A SIGNIFICANT ACCUMULATED DEFICIT. WE MAY NEVER BE PROFITABLE.

         We were incorporated in December 1994 and have yet to generate revenue in excess of expenses. We can give you no assurance that we will ever operate profitably. As of December 31, 1999, we had accumulated a deficit since our inception in an amount equal to $569,544. As a result of our accumulated deficit, along with other matters, the report of our independent public accountants on our consolidated financial statements contains an explanatory paragraph concerning our ability to continue as a going concern.

WE MAY NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN OR WHICH MAY DILUTE YOUR EQUITY OWNERSHIP.

         The use of proceeds from our offering have been and will continue to be used for general working capital purposes. We believe that if we achieve our expected revenues and are able to manage our expenses at budgeted levels, we will not require any significant additional capital. If our revenues are not sufficient to sustain our business development activities, we may adjust our medical services fee arrangements, collect fees under our administrative fee assessment program and seek to raise additional capital. There can be no assurance that we will be successful in executing our business plan or that we will be able to increase the fees charged to buyers of health care services or reduce the fees paid to participating providers if we are unable to achieve profitable operations. We may conduct additional offerings of shares of our capital stock. Such additional offerings may result in dilution of the equity interests of our shareholders. In any event, there can be no assurance that we will be able to sell additional shares or obtain any necessary additional financing on satisfactory terms, or at all.

WE ARE DEPENDENT ON PHYSICIANS, MEDICAL PRACTICE GROUPS AND OTHER HEALTH CARE PROVIDERS.

         Our profitability and long-range business plans are dependent upon our attracting and retaining the services of qualified individual physicians, medical practice groups and other health care providers, especially primary care medical practice groups. We continue to enter into medical services provider agreements with selected credentialed providers. Although we believe that we will be able to enter into and maintain such agreements with a sufficient number of providers, there can be no assurance that we will be able to do so on a timely basis or under favorable terms.

WE ARE DEPENDENT ON LONG-TERM RELATIONSHIPS WITH MANAGED CARE HEALTH PLANS, INSURANCE CARRIERS, EMPLOYERS AND OTHER BUYERS OF HEALTH CARE SERVICES.

         Our profitability and long-range business plans are dependent upon our establishment of relationships with managed care health plans, insurance carriers, employers and other buyers of health care services. As a result, we continue to meet with and enter into arrangements with managed care health plans, insurance companies, self-funded employers and other buyers of health care services. Although we believe that we will be able to enter into and maintain such relationships with a sufficient number of buyers of health care services, there can be no assurance that we will be able to do so on a timely basis or under favorable terms.

WE FACE INTENSE COMPETITION.

         The health care industry is very competitive. Our organization and our affiliated physicians and medical practice groups compete with individual physicians and medical practice groups, HMOs, preferred provider organizations, physician-hospital organizations, integrated delivery systems and physician practice management companies. Many of our competitors are significantly larger and have substantially greater capital resources than us. There is no assurance that we will be able to compete effectively against such competitors. Even though our competitors will include certain existing managed health care plans, we intend to market the services of our integrated, multi-specialty group network to certain other managed health care plans with which we will not compete. Our success and profitability will be dependent, in part, on our ability to establish contract relationships with existing health plan organizations, which will provide us access to employer buyer coalitions and other insured and self insured employer groups. Although we currently have numerous contracts with self-insured employers, we do not have long-term relationships with any managed care health plan or other buyers of health care services. Continuing consolidation of the participants in the health care industry could limit our opportunities to establish additional contracts and relationships.

WE OR OUR PARTICIPATING MEDICAL PRACTICE GROUPS MAY BE DEEMED TO BE AN AFFILIATED SERVICE GROUP WHICH COULD DISQUALIFY OUR QUALIFIED EMPLOYEE BENEFIT PLANS OR THOSE OF OUR PARTICIPATING MEDICAL PRACTICE GROUPS.

         Section 414(m) of the Internal Revenue Code of 1986 requires that all employees who are employed by members of an "affiliated service group" be treated as employed by a single employer for purposes of discrimination testing and certain other requirements imposed on qualified employee benefit plans. Although we are organized as a business corporation, with our business limited to the provision of administrative services, we and the participating medical providers within our network may be deemed to be an "affiliated service group." In the event we and the participating medical providers are found to be an "affiliated service group," our organizational structure and contractual arrangements may have to be modified. Notwithstanding any such possible modifications, if our or the medical providers' qualified employee benefit plans become disqualified as a result of the "affiliated service group" issue, participating physicians may suffer adverse income tax consequences, including immediate taxation of the employer's contributions to the pension and profit sharing plans which they and their respective medical providers sponsor.

WE ARE SUBJECT TO ANTITRUST LAWS WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Federal and state antitrust laws prohibit practices that unreasonably restrain competition. We believe that our proposed organizational structure, contemplated contractual arrangements and business operations will be lawful and will not violate current antitrust laws, even though we may not meet the requirements of identified federal antitrust policy statement safety zones or exemptions. We are still in our early stages of development, and certain structures, programs and business operations required for the economic and clinical integration of participating physicians and medical practice groups have not been implemented. Many of such structures, programs and business operations must be implemented and continued to satisfy certain antitrust requirements, and no assurance can be provided that the requisite structures, programs and business operations will be implemented in a timely manner and continued. Moreover, evolving interpretations of antitrust laws and corresponding statements of enforcement policy could make it necessary for us to modify our organizational structure and/or restructure our contractual arrangements or business operations. If we are found to be in violation of federal or state antitrust laws, we may be subject to fines of up to $10,000,000 or other sanctions. Even the mere assertion of a violation of the antitrust laws could have a material adverse effect on us.

WE ARE SUBJECT TO INSURANCE, HMO, PPO AND URO REGULATION.

         All entities classified as an "insurance company" under North Carolina law are subject to various state laws regulating the business of insurance which are enforced by the North Carolina Department of Insurance ("DOI"). If our method for compensating physicians within our network includes the allocation to the medical practice groups of deficits that result from our payment arrangements with health plans and other purchasers, we might be deemed an "insurance company" and, as a result, be subject to North Carolina laws regulating insurance. Current North Carolina insurance law requirements for insurance companies include, but are not limited to, the payment of licensing fees, the filing of annual statements, and the maintaining of certain capitalization and financial reserves. Failure to comply with these or other requirements could result in the imposition of fines, penalties, and the disqualification from doing business in North Carolina.

         In addition to regulating traditional insurance companies, the DOI is responsible for the regulation of HMOs, PPOs and utilization review organizations. While there are no specific regulations governing physician organizations, the DOI has taken the position that a physician network organization could become subject to the HMO statute if the physician organization enters into arrangements which involve the shifting or other transfer of an "insurance risk." Although we currently do not have any risk sharing contracts, nor do we plan to structure ourselves in such a fashion as to be regulated by the DOI, we may enter into such contracts in the future and at such time may become subject to these regulations. A physician organization may also become subject to regulation as a PPO and a URO. Although we believe that our current operations would not require us to register as a PPO or a URO, no assurance can be given that the DOI would not take a contrary position. Any challenge by the DOI and requirement that we restructure our operations could have a material effect on our operations.

WE ARE SUBJECT TO OTHER GOVERNMENT REGULATION.

         Federal and state laws regulate the relationships among providers of health care services, physicians and other clinicians. These laws include the fraud and abuse provisions of the Medicare and Medicaid statutes, which prohibit the soliciting or receiving, or the offering or payment of remuneration, either directly or indirectly, in return for or to induce a referral of items or services for Medicare and Medicaid patients. Federal and state statutes impose restrictions on physician referrals for designated health services to entities with which the physician has a financial relationship. These laws and applicable regulations also regulate the submission of claims for the reimbursement of physician services, or for services incident to those services, provided under federal health care programs that are false or fraudulent. Violations of these laws may result in substantial civil and criminal penalties, including civil monetary penalties, exclusion from the participation in the Medicare and Medicaid programs, loss of licensure to practice medicine and other penalties. Such exclusion and penalties, if applied to our affiliated physicians and medical practice groups, could have a material adverse effect on us.

         Recently adopted health insurance reform legislation includes important changes in federal laws regulating fraud and abuse. Statutory provisions establishing criminal penalties, both fines and imprisonment, for intentionally fraudulent activity in the provision of health services are included. Claims for reimbursement that are improperly processed and submitted to federal programs that result in inappropriately obtained reimbursement can result in civil penalties. Moreover, persons who have an ownership interest or serve as officers or managing employees of entities that are convicted or excluded from participation in such federal programs for filing false or fraudulent claims would also be subject to exclusion and civil penalties for each day the individual maintains that interest. Finally, remuneration between organizations and entities, which provide services to Medicare or Medicaid beneficiaries and have a written risk sharing agreement, are exempted under Medicare and Medicaid statutes that prohibit the payment or remuneration to induce or obtain referrals. These statutes, if applied to us and our affiliated physicians and medical practice groups, could have a material adverse effect on us.

         Moreover, the laws of many states prohibit physicians from splitting fees with non-physicians and prohibit non-physician entities from practicing medicine. Although we believe our operations are in material compliance with existing applicable federal and state laws, there can be no assurance that our existing medical services provider agreements will not be successfully challenged as constituting the unlicensed practice of medicine or that the enforceability of the provisions of such agreements will not be limited.

         There can be no assurance that review of our business or the affiliated physicians' businesses by state or federal courts or regulatory authorities will not result in a determination that could adversely affect our operations, the operations of our affiliated physicians and medical practice groups or that the health care regulatory environment will not change so as to restrict our or the affiliated physicians' existing medical practice groups' operations or their expansion.

         In addition to extensive existing governmental health care regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. Certain aspects of these health care proposals, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect us.

WE MAY BE SUBJECT TO POTENTIAL LEGAL LIABILITIES.

         Our health care services involve determinations regarding health insurance coverage, utilization management and maintenance of patient records. Although we do not intend to deliver medical services, we may be forced to defend medical malpractice or other tort claims made by persons who receive medical services from our participating physicians or medical practice groups. The legal theories upon which persons might attempt to assert liability against us or other comparable companies in the managed health industry continue to evolve. There is no assurance that we will not be subject to liability from litigation which might adversely affect our business. We currently do not maintain any insurance for such potential liabilities. We intend to obtain such insurance at the time we enter into our first contract with a managed care health plan; however, no assurance can be given that we will ever obtain and maintain such insurance.

ITEM 7.           FINANCIAL STATEMENTS.

         The following Consolidated Financial Statements and Independent Auditors' Report are included herein on the pages indicated:

                                                                                    PAGE

     Report of Arthur Andersen LLP................................................  F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998.................  F-3

     Consolidated Statements of Operations for the years ended
          December 31, 1999, 1998 and 1997........................................  F-4

     Consolidated Statements of Shareholders' Equity (Deficit) for the years
          Ended December 31, 1999, 1998 and 1997..................................  F-5

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1999, 1998 and 1997........................................  F-6

     Notes to Consolidated Financial Statements...................................  F-7 - F-10


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a)     Directors, Executive Officers, Promoters and Control Persons of
                 ---------------------------------------------------------------
                 Atlantic.
                 ---------

          Our directors and executive officers as of March 15, 2000 are as follows:

     Name                              Age      Position

     Graham A. Barden, III, M.D.       44       Director*
     Michael L. Bramley, M.D.          52       Vice President and Director*
     Kent E. Carr, M.D.                43       Director*
     Mark N. Dumas, M.D.               47       Director*
     John P. Emerick, M.D.             50       Treasurer and Director**
     Mel W. Fryar, M.D.                49       Director***
     A. Clark Gaither, M.D.            45       Director*
     Robert A. Krause, M.D.            51       Director*
     Michael J. Lobos, M.D.            40       Director**
     J. Philip Mahaney, Jr., M.D.      54       President and Chief Executive Officer and Director*
     Robert S. Meyer, M.D.             52       Secretary and Director*
     Stephen W. Nuckolls               32       Chief Financial Officer
     Thomas A. Ruffolo, M.D.           40       Director**
     Alice P. Selden, M.D.             47       Director**
     W. James Stackhouse, M.D.         50       Chairman of the Board and Director*
     Leo E. Waivers, M.D.              47       Director*
     Daniel Whitley, Jr., M.D.         48       Director**
     John A. Williams, III, M.D.       42       Director**
     P. Wayne Williams                 47       Chief Operating Officer
     Kerry A. Willis, M.D.             40       Director*

--------------------------------------------------------------------------------
     * Primary Director
     ** Referral Director
     *** OB/GYN Director

         MICHAEL L. BRAMLEY, M.D. has served as our Vice President since November 1996 and as our director since October 1996. He is a practicing pediatrician with Greenville Pediatrics, P.A., a medical practice group located in Greenville, North Carolina. Dr. Bramley has been with Greenville Pediatrics, Inc. since 1976 and also serves as President of Greenville Pediatrics, Inc.

         GRAHAM A. BARDEN, III, M.D. FAAP has served as our director since April 1997. He is a practicing pediatrician with Coastal Childrens' Clinic, Inc., a pediatric practice group located in New Bern, North Carolina. Dr. Barden has been a pediatrician with Coastal Childrens' Clinic, Inc. since 1986.

         KENT E. CARR, MD, has served as a Director of Atlantic since November 1999. He has practiced internal medicine in Rocky Mount, North Carolina since 1987. He practiced with Weeks, Carter, Doyle, Smith and Derbyshire, P.A. form 1987 until 1991. In 1991 this practice merged into Boice-Willis Clinic. Dr. Carr has practiced with Boice-Willis Clinic since 1991. He has served as the Chief Medical Officer and Medical Director of Boice-Willis Clinic since August 1997. He has been the Chief Executive Officer of that organization since August 1998. Dr. Carr has served on the Board of Directors of Gateway Physician Alliance, Inc. since 1996 and has served as President of that organization since 1997. Dr. Carr has also served on the Board of Directors of Carolina Summit Healthcare since 1999.

         MARK N. DUMAS, M.D. has served as our director since November 1998. He practices internal medicine with Kinston Medical Specialists, P.A., in Kinston, North Carolina where he has worked since 1986.

         JOHN P. EMERICK, M.D. has served as our director since August 1997. He is a self-employed psychiatrist in Morehead City, North Carolina where he has worked since 1995. Dr. Emerick completed his psychiatric residency in 1979 and maintained a practice in Columbia, South Carolina prior to moving to Morehead City. Dr. Emerick also serves as medical director of Companion Benefit Alternatives, a division of Blue Cross and Blue Shield of South Carolina.

         MEL W. FRYAR, M.D. has served as a director of Atlantic since November 1999. He has practiced obstetrics/gynecology with Rocky Mount OB-GYN Associates, P.A., a medical practice located in Rocky Mount, North Carolina since 1992. Prior to joining Rocky Mount OB-GYN Associates, he practiced at Clinton Women's Clinic in Clinton, North Carolina.

         A. CLARK GAITHER, M.D. has served as our director since June 1995. He is a practicing physician with Goldsboro Family Physicians, P.A., a medical practice group located in Goldsboro, North Carolina. He also serves as President of Goldsboro Family Physicians, P.A. and has practiced medicine with Goldsboro Family Physicians, P.A. since 1992.

         ROBERT A. KRAUSE, M.D. has served as our director since December 1994. He is a self-employed family practitioner. He has served in such a capacity since 1989.

         MICHAEL J. LOBOS, M.D. has served as our director since October 1998. He has practiced urology with Washington Urological Associates, P.A. located in Washington, North Carolina since 1992.

         J. PHILIP MAHANEY, JR., M.D. has served as our President and Chief Executive Officer since March 1996 and has served as our director since December 1994. He is a family practice physician with Coastal Carolina Health Care, P.A., a medical practice group located in New Bern, North Carolina. Dr. Mahaney also serves as the Treasurer of Coastal Carolina Health Care, P.A.

         ROBERT S. MEYER, M.D. has served as our Secretary and as our director since March 1996. Dr. Meyer is a self-employed family practice physician. Dr. Meyer has practiced family medicine since 1978. Dr. Meyer is a member of the Board and Medical Director for Home Health and Hospice CARE, Inc., a non-profit home health agency headquartered in Goldsboro, North Carolina.

         STEPHEN W. NUCKOLLS has been our Chief Financial Officer since April 1997. He also serves as the Chief Operating Officer of Coastal Carolina Health Care, PA., a medical practice group located in

New Bern, North Carolina. From September 1995 to July 1996, Mr. Nuckolls served as Chief Financial Officer of Blue Ridge Primary Care, Inc., an integrated medical group of over 120 physicians based in Roanoke, Virginia which subsequently merged with the Carilion Health System. From May 1990 to September 1995, Mr. Nuckolls was employed by McGladrey & Pullen, LLC, an international accounting and consulting firm.

         THOMAS A. RUFFOLO, M.D. has served as a director of Atlantic since November 1999. He has practiced gastroenterology with Quadrangle Medical Specialists, a division of Physicians East, P.A. located in Greenville, North Carolina since completing his residency in 1991.

         ALICE P. SELDEN, M.D. has served as our director since November 1997. She practices general surgery with Johnston Surgical Associates, P.A., a medical practice located in Smithfield, North Carolina. Dr. Selden has practiced general surgery in Smithfield since 1986.

         W. JAMES STACKHOUSE, M.D. has served as our Chairman of the Board of Directors since April 1998. Prior to becoming Chairman, he served as the Treasurer of Atlantic from November 1996 to April 1998. He is a physician practicing internal medicine with Goldsboro Medical Specialists, P.A., a medical practice group located in Goldsboro, North Carolina. Dr. Stackhouse has been a physician with Goldsboro Medical Specialists, P.A. since 1981.

         LEO E. WAIVERS, M.D. has served as our director since October 1996. He practices general internal medicine with Greenville Internal Medicine, P.A., a medical practice group located Greenville, North Carolina. He serves as President of Greenville Internal Medicine, P.A. and has practiced internal medicine with Greenville Internal Medicine, P.A. since 1991.

         DANIEL WHITLEY, JR., M.D. has served as our director since August 1997. He is a practicing otolaryngologist with Goldsboro ENT Associates, P.A. where he has practiced since completing his residency in 1988.

         JOHN A. WILLIAMS, III, M.D. has served as our director since August 1997. He is a practicing cardiologist with Heart Center Cardiology, a medical practice group located in New Bern, North Carolina. Prior to founding his practice in 1994, Dr. Williams served as a lieutenant commander for four years in the United States Navy Reserve Medical Corps in the Cardiovascular Disease Division at the National Naval Medical Center in Bethesda, Maryland.

         P. WAYNE WILLIAMS has been the President and Chief Operating Officer of The Beacon Company, a wholly owned subsidiary of our Atlantic, since June of 1999. In December of 1999 he assumed the Chief Operating Officer position of Atlantic. From 19996 to 1999, he served as the Director of Business Development for United Health Care of Florida and operated a HCFA demonstration program. From 1994 to 1996 he was the Vice President of Operations and Development for Phymatrix, a publicly traded company that operates physicians practices. From 1992 to 1994, he was the Southeast Regional Vice President for Prism Rehab, Inc., a company operating rehabilitation centers throughout the eastern United States.

         KERRY A. WILLIS, M.D. has served as our director since December 1994 and the Chairman of the Board of Directors of The Beacon Company (a wholly owned subsidiary of Atlantic) since April 1998. From March 1996 to April 1998, Dr. Willis served as Chairman of the Board of Directors of Atlantic, and from December 1994 to March 1996 as Vice President of Atlantic. He is a family practice physician with East Carteret Family Medicine, P.A., a medical practice group located in Beaufort, North Carolina. In addition, Dr. Willis serves as the President of East Carteret Family Medicine, P.A.

         (b)      Section 16(a) Beneficial Ownership Reporting Compliance.
                  -------------------------------------------------------

                  Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the cash and non-cash compensation for the fiscal years ended December 31, 1998 and 1999 awarded to or earned by our President and Chief Executive Officer and our former Chief Operating Officer. Other than our former Chief Operating Officer, no executive officer of Atlantic earned over $100,000 in the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE
                                                ANNUAL COMPENSATION
NAME AND                                 -----------------------------------
PRINCIPAL POSITION                       YEAR         SALARY        BONUS
------------------                       ----         ------        -----
J. Philip Mahaney, Jr., M.D.             1999         $24,000           $0
PRESIDENT AND CHIEF EXECUTIVE OFFICER    1998          24,000            0

Robert H. Blake, III                     1999 (1)     100,100       10,000
FORMER CHIEF OPERATING OFFICER           1998          96,000       15,000

-----------------------
(1) Mr. Blake resigned as Chief Operating Officer effective as of December 16, 1999.

OPTIONS

         No options have been granted to executive officers since our inception.

DIRECTOR COMPENSATION

         The Chairman of our Board of Directors, W. James Stackhouse, M.D., received $24,000 during 1999 in compensation for his services to the Board. Kerry A. Willis, M.D., the former Chairman of the Board of Directors of Atlantic and the current Chairman of the Board of Directors of The Beacon Company, received $24,000 during 1999 in compensation for his services as Chairman of The Beacon Company. No other members of our Board of Directors received compensation for their service on the Board. Members of our Board of Directors may be reimbursed by us for any out-of-pocket expenses incurred in connection with their service.

         In February 2000, the Board increased the fees paid to board members, shareholders and other physicians to compensate them for their time and effort devoted to our company to $200 per board or committee meeting.

RELEASE AGREEMENT

         On December 16, 1999 the Board accepted the resignation of Robert H. Blake, III, our former Chief Operating Officer. In conjunction with his resignation, we entered into a Release Agreement with Mr. Blake. This agreement provides that Mr. Blake will be compensated $24,960 payable in three equal installments in exchange for consulting services to be rendered by Mr. Blake through March 31, 2000 and releasing us of any present or future claims arising out of Mr. Blake's employment with us. In addition, we paid Mr. Blake an amount equal to his salary for one week of unused vacation time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of our Primary Class Common Shares, Referral Class Common Shares and Nonprofit Class Nonvoting Common Shares, respectively, as of March 15, 2000 for (i) each person known by us to beneficially own more than 5% of any class of the shares of our capital stock, (ii) each executive officer named in the Summary Compensation Table, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or group to acquire them within 60 days are treated as outstanding only when determining the amount and percentage owned by such individual or group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares of capital stock shown. The percentages of each class of capital stock is based on 340,500 Primary Class Common Shares, 530,000 Referral Class Common Shares and 4,000 Nonprofit Class Nonvoting Common Shares outstanding as of March 15, 2000.

PRIMARY CLASS COMMON SHARES

                                                                          PRIMARY
                                                                    CLASS COMMON SHARES
                                                                     BENEFICIALLY OWNED
                                                                ---------------------------
NAME                                                             AMOUNT   PERCENT OF CLASS
--------------------------------------------------------------- -------- ------------------
Graham A. Barden, III M.D......................................   2,000          *
Michael L. Bramley, M.D........................................   2,000          *
Kent E. Carr, M.D..............................................   2,000          *
Mark N. Dumas, M.D. ...........................................   2,000          *
John P. Emerick, M.D...........................................       0          *
Mel W. Fryar, M.D..............................................       0          *
A. Clark Gaither, M.D..........................................   2,000          *
Robert A. Krause, M.D..........................................   2,000          *
Michael J. Lobos, M.D. ........................................       0          *
J. Philip Mahaney, Jr., M.D....................................   2,000          *
Robert S. Meyer, M.D...........................................   2,000          *
Thomas A. Ruffolo, M.D.........................................       0          *
Alice P. Selden, M.D...........................................       0          *
W. James Stackhouse, M.D.......................................   2,000          *
Leo E. Waivers, M.D............................................   2,000          *
Daniel Whitley, M.D............................................       0          *
John A. Williams, M.D..........................................       0          *
Kerry A. Willis, M.D...........................................   2,000          *

All directors and executive officers as a group (20 persons)...  22,000         6.5%

-------------------------------
* Less than 1% of the issued and outstanding Primary Class Common Shares.

REFERRAL CLASS COMMON SHARES

                                                                REFERRAL CLASS COMMON SHARES
                                                                     BENEFICIALLY OWNED
                                                                -----------------------------
NAME                                                             AMOUNT     PERCENT OF CLASS
--------------------------------------------------------------- --------   ------------------
Graham A. Barden, III, M.D.....................................      0           *
Michael L. Bramley, M.D........................................      0           *
Kent E. Carr, M.D..............................................      0           *
Mark N. Dumas, M.D. ...........................................      0           *
John P. Emerick, M.D...........................................  2,000           *
A. Clark Gaither, M.D..........................................      0           *
Mel W. Fryar, M.D..............................................  2,000           *
Robert A. Krause, M.D..........................................      0           *
Michael J. Lobos, M.D. ........................................  2,000           *
J. Philip Mahaney, M.D.........................................      0           *
Robert S. Meyer, M.D...........................................      0           *
Thomas A. Ruffolo, M.D. .......................................  2,000           *
Alice P. Selden, M.D...........................................  2,000           *
W. James Stackhouse, M.D.......................................      0           *
Leo E. Waivers, M.D............................................      0           *
Daniel Whitley, Jr., M.D.......................................  2,000           *
John A. Williams, III, M.D.....................................  2,000           *
Kerry A. Willis, M.D...........................................      0           *

All directors and executive officers as a group (20 persons)... 14,000          2.6%

------------------------------
* Less than 1% of the issued and outstanding Referral Class Common Shares.

NONPROFIT CLASS NONVOTING COMMON SHARES

                                                               NONPROFIT CLASS NONVOTING COMMON
                                                                   SHARES BENEFICIALLY OWNED
                                                               --------------------------------
NAME                                                             AMOUNT    PERCENT OF CLASS
--------------------------------------------------------------- --------  ------------------
Rural Health Group, Inc. (1)...................................  2,000          50.0%
Aurora Medical Center (2)......................................  2,000          50.0%
Graham A. Barden, III, M.D.....................................      0           *
Michael L. Bramley, M.D........................................      0           *
Kent E. Carr, M.D..............................................      0           *
Mark N. Dumas, M.D. ...........................................      0           *
John P. Emerick, M.D...........................................      0           *
Mel W. Fryar, M.D..............................................      0           *
A. Clark Gaither, M.D..........................................      0           *
Robert A. Krause, M.D..........................................      0           *
Michael J. Lobos, M.D. ........................................      0           *
J. Philip Mahaney, M.D.........................................      0           *
Robert S. Meyer, M.D...........................................      0           *
Thomas A. Ruffolo, M.D. .......................................      0           *


Alice P. Selden, M.D...........................................      0           *
W. James Stackhouse, M.D.......................................      0           *
Leo E. Waivers, M.D............................................      0           *
Daniel Whitley, Jr., M.D.......................................      0           *
John A. Williams, III, M.D.....................................      0           *
Kerry A. Willis, M.D...........................................      0           *

All directors and executive officers as a group (20 persons)...      0           *

---------------------------------

* Less than 1% of the issued and outstanding Nonprofit Class Nonvoting Common Shares.

(1) Rural Health Group, Inc.'s principal address is P.O. Box 644, Jackson, North Carolina 27845.

(2) The principal address of Aurora Medical Center, a division of Beaufort County Hospital, is P.O. Box 639, Aurora, North Carolina 27806.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         All shareholders of our Primary Class Common Shares and our Referral Class Common Shares are required to enter into, or practice medicine through a medical practice group that has entered into, a Medical Services Provider Agreement with us. Correspondingly, each member of the Board of Directors has entered into or has agreed to enter into or practices medicine through a medical practice group, of which he or she is a shareholder, which has entered into or has agreed to enter into, a Medical Services Provider Agreement. In addition, upon execution of the Medical Services Provider Agreement, participating physicians and medical practice groups who are referral specialists are required to pay to us an initial administrative and management fee up to $3,000 per Referral Physician. As of the date hereof, it is not possible to determine the amount which will be paid to the respective physicians or medical practice groups pursuant to the terms of the Medical Services Provider Agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.
                  --------

         The exhibits to this Report are listed on the Exhibit Index on page E-1 below. A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of Atlantic as of December 31, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Atlantic Integrated Health Incorporated, 1315 S. Glenburnie Road, Suite D17, New Bern, North Carolina 28562; Attn.: Shareholder Information.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB:

         A. Employment Agreement between Atlantic and Robert H. Blake III, effective as of June 1, 1996 (incorporated by reference to Exhibit
            10.6 to our Registration Statement on Form SB-2 (File No.
            333-5826)).

         B. Release by Robert H. Blake III dated December 16, 1999 (filed herewith).

         C. Letter Agreement dated May 20, 1999 between Atlantic and P. Wayne Williams (filed herewith).

         (b)      Reports on Form 8-K.
                  -------------------

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ATLANTIC INTEGRATED HEALTH INCORPORATED

                               By:   /s/ J. Philip Mahaney Jr., M.D.
                                  ------------------------------------
                                    J. Philip Mahaney Jr., M.D.
                                    President and Chief Executive Officer
                                    (principal executive officer)
                                    March 27, 2000

                               By:  /s/ Stephen W. Nuckolls
                                  ------------------------------------
                                    Stephen W. Nuckolls
                                    Chief Financial Officer
                                    principal financial and accounting officer)
                                    March 27, 2000


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.

                               Signature and Title
                               -------------------

                                   /s/ J. Philip Mahaney, Jr., M.D.
                               ---------------------------------------
                               J. Philip Mahaney, Jr., M.D.
                               President and Chief Executive Officer
                               and Director

                                   /s/ W. James Stackhouse, M.D.
                               ---------------------------------------
                               W. James Stackhouse, M.D.
                               Chairman of the Board and Director

                                   /s/ Graham A. Barden, III M.D.
                               ---------------------------------------
                               Graham A. Barden, III M.D.
                               Director

                                   /s/ Michael L. Bramley, M.D.
                               ---------------------------------------
                               Michael L. Bramley, M.D.
                               Vice President and Director

                                   /s/ Kent E. Carr, M.D.
                               ---------------------------------------
                               Kent E. Carr, M.D.
                               Director

                                   /s/ Mark N. Dumas, M.D.
                               ---------------------------------------
                               Mark N. Dumas, M.D.
                               Director

                                   /s/ John P. Emerick, M.D.
                               ---------------------------------------
                               John P. Emerick, M.D.
                               Treasurer and Director

                                   /s/ A. Clark Gaither, M.D.
                               ---------------------------------------
                               A. Clark Gaither, M.D.
                               Director

                                   /s/ Robert A. Krause, M.D.
                               ---------------------------------------
                               Robert A. Krause, M.D.
                               Director

                                   /s/ Michael J. Lobos, M.D.
                               ---------------------------------------
                               Michael J. Lobos, M.D.
                               Director

                                   /s/ Robert S. Meyer, M.D.
                               ---------------------------------------
                               Robert S. Meyer, M.D.
                               Secretary and Director

                                   /s/ Thomas A. Ruffolo, M.D.
                               ---------------------------------------
                               Thomas A. Ruffolo, M.D.
                               Director

                                   /s/ Alice P. Selden, M.D.
                               ---------------------------------------
                               Alice P. Selden, M.D.
                               Director

                                   /s/ Leo E. Waivers, M.D.
                               ---------------------------------------
                               Leo E. Waivers, M.D.
                               Director

                                   /s/ Daniel Whitley, Jr., M.D.
                               ---------------------------------------
                               Daniel Whitley, Jr., M.D.
                               Director

                                   /s/ John A. Williams, III, M.D.
                               ---------------------------------------
                               John A. Williams, III, M.D.
                               Director

                                   /s/ Kerry A. Willis, M.D.
                               ---------------------------------------
                               Kerry A. Willis, M.D.
                               Director

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
         TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS


         We have not sent an annual report or proxy materials to security holders as of the date hereof. If and when such a report or proxy materials is sent to security holders, we shall furnish copies of such material to the Commission.

ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY


Consolidated Financial Statements as of
December 31, 1999, 1998 and 1997
Together with Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Atlantic Integrated Health Incorporated and Subsidiary:


We have audited the accompanying consolidated balance sheets of Atlantic Integrated Health Incorporated and Subsidiary (a North Carolina corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Integrated Health Incorporated and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has yet to generate revenue in excess of expenses and has an accumulated deficit at December 31, 1999, of $569,544, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


As explained in Note 5 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for start-up costs and organization costs to conform with the requirements of Statement of Position No. 98-5.


                                             /s/ ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
    March 20, 2000.

             ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY

                  BALANCE SHEETS -- DECEMBER 31, 1999 AND 1998

                                           ASSETS                                         1999          1998
                                           ------                                      -----------   ---------
CURRENT ASSETS:
    Cash                                                                               $ 173,747     $ 115,507
    Accounts receivable, less allowance for uncollectible accounts of $5,000
      in 1999 and 1998                                                                   104,498        64,934
    Prepaid expenses                                                                       2,939         3,562
                                                                                       ---------     ---------
                 Total current assets                                                    281,184       184,003

OFFICE EQUIPMENT, net                                                                     17,069         6,803
DEFERRED COSTS                                                                                 0        82,711
                                                                                       ---------     ---------
                                                                                       $ 298,253     $ 273,517
                                                                                       =========     =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES - Accounts payable                                                 $  28,757     $  45,766
                                                                                       ---------     ---------
LONG-TERM DEBT - Convertible debenture and accrued interest                               98,100        92,700
                                                                                       ---------     ---------
COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 9)
STOCKHOLDERS' EQUITY:
    Common stock - $1 par value-
       Primary class, authorized 1,000,000 shares; 324,500 and 302,500 shares
         issued and outstanding in 1999 and 1998, respectively                           324,500       302,500
       Referral class, authorized 1,800,000 shares; 460,000 and 370,000 shares
         issued and outstanding in 1999 and 1998, respectively                           460,000       370,000
       Nonprofit class, nonvoting, authorized 200,000 shares; 4,000 and 2,500 shares
         issued and outstanding in 1999 and 1998, respectively                             4,000         2,500
    Additional paid-in capital                                                            74,490        74,000
    Syndication costs                                                                   (110,000)     (105,000)
    Stock subscription and stockholder notes receivable                                  (12,050)      (36,100)
    Accumulated deficit                                                                 (569,544)     (472,849)
                                                                                       ---------     ---------
                 Total stockholders' equity                                              171,396       135,051
                                                                                       ---------     ---------
                                                                                       $ 298,253     $ 273,517
                                                                                       =========     =========


          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999          1998          1997
                                                              --------     ---------     ---------
REVENUE                                                       $546,467     $ 283,413     $ 283,240
                                                              --------     ---------     ---------
EXPENSES:
    Consulting fees                                             25,295        21,063       135,717
    Salaries and wages                                         384,909       291,410       251,803
    Recruiting and education                                    42,092        12,196         6,781
    Office expense and other                                    87,452        67,246        44,907
    Rent                                                        16,507        10,018         4,420
    Interest                                                     5,400         2,700             0
    Depreciation and amortization                                5,441         8,320         7,458
    Provision for uncollectible accounts                             0             0         5,000
                                                              --------     ---------     ---------
                 Total expenses                                567,096       412,953       456,086
                                                              --------     ---------     ---------
OPERATING LOSS                                                 (20,629)     (129,540)     (172,846)
INTEREST INCOME                                                  6,645         2,560           977
                                                              --------     ---------     ---------
NET LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                         (13,984)     (126,980)     (171,869)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE          (82,711)            0             0
                                                              --------     ---------     ---------
NET LOSS                                                      $(96,695)    $(126,980)    $(171,869)
                                                              ========     =========     =========
NET LOSS PER BASIC COMMON SHARE:
    Loss before cumulative effect of a change in
      accounting principle                                        (.02)         (.20)         (.41)
    Cumulative effect of a change in accounting principle         (.11)            0             0
                                                              --------     ---------     ---------
NET LOSS                                                          (.13)         (.20)         (.41)
                                                              --------     ---------     ---------
BASIC AVERAGE COMMON SHARES OUTSTANDING                        759,708       620,167       416,688
                                                              ========     =========     =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                    STOCK
                                                       COMMON STOCK   ADDITIONAL               SUBSCRIPTION
                                                    -----------------  PAID-IN   SYNDICATION  AND STOCKHOLDER  ACCUMULATED
                                                    SHARES    AMOUNT   CAPITAL      COSTS     NOTES RECEIVABLE  DEFICIT     TOTAL
                                                    -------  --------  -------    ---------   ---------------- ---------  ---------
BALANCE, December 31, 1996                          191,000  $191,000  $74,000    $ (75,000)     $(18,375)     $(174,000) $  (2,375)
    Issuance of common stock for $1 per share       372,000   372,000        0            0       (49,885)             0    322,115
    Collections of stock subscription receivable          0         0        0            0        12,375              0     12,375
    Write-off of stock subscription receivable       (6,000)   (6,000)       0            0         6,000              0          0
    Syndication costs                                     0         0        0      (20,000)            0              0    (20,000)
    Net loss for the year ended December 31, 1997         0         0        0            0             0       (171,869)  (171,869)
                                                    -------  --------  -------    ---------      --------      ---------  ---------
BALANCE, December 31, 1997                          557,000   557,000   74,000      (95,000)      (49,885)      (345,869)   140,246
    Issuance of common stock for $1 per share       118,000   118,000        0            0        13,785              0    131,785
    Syndication costs                                     0         0        0      (10,000)            0              0    (10,000)
    Net loss for the year ended December 31, 1998         0         0        0            0             0       (126,980)  (126,980)
                                                    -------  --------  -------    ---------      --------      ---------  ---------
BALANCE, December 31, 1998                          675,000   675,000   74,000     (105,000)      (36,100)      (472,849)   135,051
    Issuance of common stock for $1 per share       114,000   114,000        0            0        24,050              0    138,050
    Repurchase of common stock for $.02 per share      (500)     (500)     490            0             0              0        (10)
    Syndication costs                                     0         0        0       (5,000)            0              0     (5,000)
    Net loss for the year ended December 31, 1999         0         0        0            0             0        (96,695)   (96,695)
                                                    -------  --------  -------    ---------      --------      ---------  ---------
BALANCE, December 31, 1999                          788,500  $788,500  $74,490    $(110,000)     $(12,050)     $(569,544) $ 171,396
                                                    =======  ========  =======    =========      ========      =========  =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999          1998          1997
                                                                             --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $(96,695)    $(126,980)    $(171,869)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Cumulative effect of a change in accounting principle                82,711             0             0
          Depreciation and amortization                                         5,441         8,320         7,458
          Provision for uncollectible accounts                                      0             0         5,000
          Increase in accounts receivable                                     (39,564)      (34,429)      (35,505)
          Decrease (increase) in prepaid expenses                                 623         1,736        (5,297)
          Increase in accrued interest payable                                  5,400         2,700             0
          Increase (decrease) in accounts payable                             (17,009)       21,005       (53,492)
                                                                             --------     ---------     ---------
                 Net cash used in operating activities                        (59,093)     (127,648)     (253,705)
                                                                             --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of office equipment                                              (15,707)       (1,240)       (9,217)
    Purchase of investment, net of cash acquired                                    0        20,834        (1,000)
                                                                             --------     ---------     ---------
                 Net cash (used in) provided by investing activities          (15,707)       19,594       (10,217)
                                                                             --------     ---------     ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    133,050       121,785       302,115
    Repurchase of common stock                                                    (10)            0             0
    Collection of stock subscription receivable                                     0             0        12,375
                                                                             --------     ---------     ---------
                 Net cash provided by financing activities                    133,040       121,785       314,490
                                                                             --------     ---------     ---------
NET INCREASE IN CASH                                                           58,240        13,731        50,568
CASH, beginning of year                                                       115,507       101,776        51,208
                                                                             --------     ---------     ---------
CASH, end of year                                                            $173,747     $ 115,507     $ 101,776
                                                                             ========     =========     =========
SUPPLEMENTAL DISCLOSURES:
    Syndication costs financed through accounts payable                      $      0     $       0     $  20,000
    Write-off of subscriptions receivable                                           0             0         6,000
    Common stock issued in exchange for notes                                  24,050        18,235        49,885
                                                                             ========     =========     =========
ACQUISITION OF THE BEACON COMPANY:
    Fair market value of development costs acquired                          $     40     $  70,166     $       0
    Assumption of subordinated convertible debenture                                0        90,000             0
                                                                             ========     =========     =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

             ATLANTIC INTEGRATED HEALTH INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


1.  ORGANIZATION AND CONTINUITY OF OPERATIONS:


Atlantic Integrated Health Incorporated, a North Carolina corporation (the Company), was organized on December 5, 1994, and operates as an independent, physician-owned and governed medical practice group network. The Company provides administrative services to participating physicians and medical practice groups and develops community-based, integrated health care delivery systems to provide quality, cost-effective health care to the citizens of eastern North Carolina. The Company continues to facilitate the clinical and economical integration of physicians now practicing primarily in single specialty practice groups into larger multi-specialty networks of health care providers.


Since inception, the Company has expended significant funds to start and grow its business. Operating losses have resulted in an accumulated deficit of $569,544 at December 31, 1999. If the Company does not realize additional revenue in the near future, it will require additional capital which may not be available.


The success of the Company is dependent upon its ability to maintain and grow its integrated network of physicians and to expand its group purchasing programs as well as the number of lives covered under its community-based, health care delivery system programs. As such, the Company's ability to continue as a going concern is dependent upon many factors, the most significant of which include:

        - Being able to compete against established competitors with substantially greater capital resources.

        - Being able to maintain and expand its network of qualified physicians and other health care providers.

        - Being able to operate in an evolving regulatory environment, particularly with respect to antitrust laws, fraud and abuse and other anti-referral laws, insurance regulation and healthcare reform.


Management's plans to address the above matters include:

        - Seeking improvements in the delivery of health care services in order to enhance the quality and cost-effectiveness of care provided to patients served by the participating physician network.

        - Integrating and coordinating the delivery of health care services by participating medical practice groups.

        - Developing a flexible organizational structure that will meet the requirements of an evolving regulatory environment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts of the Company and the Beacon Company (Beacon). All significant intercompany accounts and transactions have been eliminated in consolidation.


OFFICE EQUIPMENT


Office equipment acquisitions are recorded at cost. Depreciation is provided for each class of depreciable asset and is computed using accelerated methods over the estimated economic useful lives. These lives range from five to seven years.


DEFERRED COSTS


Deferred costs consist of costs incurred in connection with establishing the legal structure of the Company and the development of Beacon. These costs were amortized over a period of five years until they were written off during the first quarter of 1999 pursuant to Statement of Position 98-5 (Note 5).


SYNDICATION COSTS


Certain fees and expenses relating to the sale of common stock were charged against stockholders' equity.


REVENUE RECOGNITION


The Company's revenues consist of administrative fees paid by users of the Company's group purchasing and health care delivery programs as well as physicians participating in the medical practice group network. Revenue is recognized as the related administrative services are provided.


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


RECLASSIFICATIONS


Certain amounts in the 1997 and 1998 financial statements have been reclassified in order to conform to the 1999 presentation.


3.  STOCK SUBSCRIPTION AND STOCKHOLDER NOTES RECEIVABLE:


The stock subscription and stockholder notes receivable consists of amounts due from stockholders at December 31, 1999 and 1998, related to the issuance of shares of the Company's common stock.

4.  INVESTMENT:


The Company, in conjunction with Kanawha Insurance Company (Kanawha), formed Beacon in January 1997 and each contributed $1,000 of capital for a 50% interest in Beacon. Beacon markets and sells health care services and related employee benefit products, primarily in eastern North Carolina. The Company accounted for its investment on the equity method.


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


As a result, Beacon has been consolidated with the Company as of December 31, 1998, and for all accounting periods from June 24, 1998, through December 31, 1999.


5.  CHANGE IN ACCOUNTING PRINCIPLE:


In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-up Activities" (SOP 98-5) which provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. Atlantic adopted SOP 98-5 on January 1, 1999. The initial impact of adopting SOP 98-5 resulted in a charge of $82,711, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 1999.


6.  BUY/SELL AGREEMENTS:


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


At December 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $435,000 and $405,000, respectively, for income tax purposes. No deferred tax asset has been recorded by the Company as the realization of such an asset is uncertain at this time. The net operating loss carryforwards begin expiring in 2010 for federal income tax purposes.

8.  RELATED-PARTY TRANSACTIONS:


The Company entered into an arrangement with Beacon to provide network development services. Revenue under this arrangement was $70,000 for the year ended December 31, 1997. In addition, the Company recognized $40,105 and $72,711 in revenue from its referral class shareholders for administrative service fees provided to them for the years ended December 31, 1999 and 1998, respectively.


9.  COMMITMENTS AND CONTINGENCIES:


The office spaces in which the Company and Beacon operate are leased under operating leases. Future minimum annual rentals under the leases are as follows:


             2000                                       $24,500
             2001                                        25,200
             2002                                           700
                                                        -------
                       Total minimum lease payments     $50,400
                                                        =======

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by health care providers. Violations of these laws and regulations could results in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services billed.

                           ATLANTIC INTEGRATED HEALTH
                                  INCORPORATED

                        Exhibit Index to Annual Report on
                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 1999

ITEM NO.                               DESCRIPTION                                              METHOD OF FILING
--------                               -----------                                              ----------------
3.1       Amended and Restated Articles of Incorporation of Atlantic                                   (1)
3.2       Bylaws of Atlantic, as amended                                                               (1)
4.1       Specimen form of Atlantic's Primary Class Common Share Certificate                           (1)
4.2       Specimen form of Atlantic's Referral Class Common Share Certificate                          (1)
4.3       Specimen form of Atlantic's Nonprofit Class Nonvoting Common Share Certificate               (1)
10.1      Form of Subscription  and  Shareholder  Buy/Sell  Agreement  (Primary Class Common           (1)
              Shareholder)
10.2      Form of Subscription  and Shareholder  Buy/Sell  Agreement  (Referral Class Common           (1)
              Shareholder)
10.3      Form  of  Subscription  and  Shareholder   Buy/Sell  Agreement   (Nonprofit  Class           (1)
              Nonvoting Common Shareholder)
10.4      Form of Non-Exclusive Medical Services Provider Agreement (Primary Physicians)               (1)
10.5      Form of Non-Exclusive Medical Services Provider Agreement (Referral Physicians)              (1)
10.6      Employment  Agreement  between  Atlantic  and Robert H. Blake III  effective as of           (1)
              June 1, 1996
10.7      Form of Facility Participation Agreement                                                     (2)
10.8      Contract and Lease dated January 1, 1999 between Atlantic and Thomas Properties         Filed herewith
10.9      Contract  and Lease dated  January 1, 1999  between The Beacon  Company and Thomas      Filed herewith
              Properties
10.10     Convertible,  Subordinated  Debenture  in the  principal  amount of $90,000 of The           (3)
              Beacon Company.
10.11     Release by Robert H. Blake III dated December 16, 1999                                  Filed herewith
10.12     Letter Agreement dated Mary 20, 1999 between Atlantic and P. Wayne Williams             Filed herewith
27.1      Financial Data Schedule                                                                 Filed herewith

------------------------------------
(1)   Incorporated by reference to exhibits  contained in Atlantic's  Registration  Statement on Form SB-2 (File
      No. 333-5826).

(2)   Incorporated  by reference to Exhibit 10.7  contained  in  Atlantic's  Annual  Report on Form 10-K for the
      fiscal year ended December 31, 1997 (File No. 333-5826).

(3)   Incorporated  by reference to Exhibit  10.11  contained in  Atlantic's  Post-Effective  Amendment No. 4 to
      Atlantic's Registration Statement on Form SB-2 (File No. 333-5826).